Form 10QSB
period 1996-03-31
PDS FINANCIAL CORP
filed 1996-05-09
CIK 921438

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-QSB

     [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

COMMISSION FILE NUMBER 0-23928

                          PDS FINANCIAL CORPORATION
            (Exact name of Registrant as specified in its charter)


          MINNESOTA                                  41-1605970
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

          6442 CITY WEST PARKWAY, SUITE 300, EDEN PRAIRIE, MN  55344
                    (Address of principal executive offices)

                                 (612) 941-9500
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ___X___   No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

          CLASS                             OUTSTANDING AS OF MAY 1, 1996
          -----                             -----------------------------
Common Stock, $.01 par value                       3,119,816 shares

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                            PDS FINANCIAL CORPORATION

                                      INDEX


                          PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                          Page No.
                                                                        --------
          Condensed Consolidated Statement of Operations (Unaudited)
                For the Three Months Ended March 31,
                1996 and 1995                                                 2

          Condensed Consolidated Balance Sheet (Unaudited)
                As of March 31, 1996 and December 31, 1995                    3

          Condensed Consolidated Statement of Cash Flows (Unaudited)
                For the Three Months Ended March 31, 1996 and 1995            4

          Notes to Condensed Consolidated Financial Statements (Unaudited)    5

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

                         PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                   14

PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS


                   PDS FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1996            1995
                                                    ----------      ----------
Revenues:

     Fee income                                     $  224,683      $  248,949
     Finance income                                    242,818         584,630
     Rental revenue on operating leases                371,367         436,480
     Gain on sale of assets                            122,872          37,604
     Other income                                      274,598              --
                                                    ----------      ----------
          Total revenues                             1,236,338       1,307,663
                                                    ----------      ----------

Costs and expenses:

     Depreciation on operating leases                  275,146         320,367
     Selling, general and administrative               574,259         735,941
     Interest                                          258,519         369,915
                                                    ----------      ----------
          Total costs and expenses                   1,107,924       1,426,223
                                                    ----------      ----------

Income (loss) before income taxes                      128,414        (118,560)

Provision (benefit) for income taxes                    47,500         (44,000)
                                                    ----------      ----------

          Net income (loss)                         $   80,914      $  (74,560)
                                                    ----------      ----------
                                                    ----------      ----------

Earnings (loss) per share:

     Primary                                              $.03           $(.02)
     Fully diluted                                        $.03           $(.02)

Number of shares used to compute per
  share amounts:

     Primary                                         3,130,463       3,013,837
     Fully diluted                                   3,135,463       3,013,837


    See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     March 31,        December 31,
                                                       1996               1995
                                                    -----------       ------------
                                                    (Unaudited)
Cash and cash equivalents                           $   503,962       $   870,109
Restricted cash                                         275,493           354,992
Accounts receivable                                     368,721           341,348
Notes receivable, net                                 7,458,034         6,636,649
Net investment in leasing operations:
     Equipment under operating leases, net            1,657,719         2,913,226
     Direct finance and sales-type leases             1,198,224           672,602
     Investment in residuals                          1,945,904         1,945,904
Income taxes receivable                               1,043,000         1,041,000
Deferred income taxes                                 1,220,500         1,268,000
Other assets                                            685,857           345,424
                                                    -----------       -----------
          Total assets                              $16,357,414       $16,389,254
                                                    -----------       -----------
                                                    -----------       -----------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses               $ 1,611,266       $ 1,434,354
Discounted lease rentals:
     Nonrecourse                                      1,417,812         1,770,292
     Recourse                                           398,765           441,721
Notes payable:
     Nonrecourse                                      1,405,836            53,245
     Recourse                                         3,043,789         4,205,660
Convertible subordinated debentures                   2,554,292         2,772,128
Other liabilities                                       209,504            76,619
                                                    -----------       -----------
          Total liabilities                          10,641,264        10,754,019
                                                    -----------       -----------

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000
       shares authorized, 3,119,816 issued
       and outstanding in 1996 and 1995                  31,198            31,198
     Additional paid-in capital                       7,952,161         7,952,161
     Retained earnings (accumulated deficit)         (2,267,209)       (2,348,124)
                                                    -----------       -----------
          Total stockholders' equity                  5,716,150         5,635,235
                                                    -----------       -----------
          Total liabilities and
             stockholders' equity                   $16,357,414       $16,389,254
                                                    -----------       -----------
                                                    -----------       -----------


     See accompanying notes to condensed consolidated financial statements

                   PDS FINANCIAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                         INCREASE (DECREASE) IN CASH

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                1996           1995
                                                            -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                      $    80,914    $   (74,560)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
          Depreciation on operating leases                      275,146        320,367
          Gain on sale of notes receivable, leases and
            leased equipment                                   (125,298)      (236,456)
          Non-cash interest income                                 ----       (122,822)
          Non-cash investment in other assets                  (286,353)          ----
          Purchases of notes receivable                      (2,729,013)    (7,901,604)
          Proceeds from:
               Sales of notes receivable                      1,386,967      8,505,625
               Sales of leases and leased equipment             458,688      1,002,317
               Collections on notes receivable                  827,533      2,272,586
               Collections of principalon direct finance
                 leases                                         115,526        392,404
          Changes in operating assets and liabilities:
               Restricted cash                                   79,499        428,042
               Accounts receivable                              (27,373)       409,864
               Other assets                                     (58,475)      (169,967)
               Accounts payable and accrued expenses           (112,402)      (642,675)
               Other liabilities                                132,885        (14,552)
          Other                                                  55,929        (41,902)
                                                            -----------    -----------
                    Net cash provided by
                      operating activities                       74,173      4,126,667
                                                            -----------    -----------
Cash flows from investing activities:
     Purchase of furniture and fixtures                          (9,907)       (16,491)
                                                            -----------    -----------
Cash flows from financing activities:
     Proceeds from notes payable                              1,478,500      4,894,210
     Principal payments on notes payable                     (1,295,641)    (4,986,673)
     Principal payments on subordinated debentures             (217,836)          ----
     Principal payments on discounted lease rentals            (395,436)    (1,191,719)
     Proceeds from exercise of employee stock options              ----        298,493
                                                            -----------    -----------
                    Net cash used in financing activities      (430,413)      (985,689)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents           (366,147)     3,124,487

Cash and cash equivalents at beginning of period                870,109        445,905
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $   503,962    $ 3,570,392
                                                            -----------    -----------
                                                            -----------    -----------


          See accompanying notes to condensed consolidated financial statements

                   PDS FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     The condensed consolidated financial statements presented herein as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain reclassifications have been made in the 1995 condensed consolidated statement of cash flows to conform to the classifications used in 1996. These reclassifications had no effect on the net increase in cash and cash equivalents as previously reported.

2.   EAGLES NEST

     In November 1994, the Company entered into an agreement to finance the development of a tribal gaming facility, Eagles Nest Gaming Palace ("Eagles Nest"), in New Brunswick, Canada. Although the original commitment obligated the Company to finance up to $13.2 million, in April 1995 the parties to the agreement agreed to develop a downsized interim gaming facility. As of September 30, 1995, the Company had made loans related to this project aggregating $6.3 million, net of unamortized loan origination fees to the Company of $312,000. In addition, the Company guaranteed a project-related lease which requires the tribal owner of the gaming facility to make monthly payments of $24,128 through August 1997. The amounts advanced under the loans were contractually scheduled to be repaid over 60 months beginning in September 1995 and bear interest at 15%.

     On September 22, 1995, after a comprehensive review, the Company concluded that the Eagles Nest loans were impaired and recorded an after-tax charge in the third quarter of approximately $4.6 million. Operating results from the facility were substantially below projections, and the project experienced cash shortfalls. The tribal owner's management company for the facility was unable to meet its financial obligations to the Company and closed the facility in October 1995. As a result, the Company issued required default notices to the management company under the appropriate finance documentation. In light of the circumstances, the Company established an impairment allowance for the full amount of its loans related to this project ($6.3 million) and accrued a liability reflecting the net present value of its full obligation under the lease guaranty, as well as an estimate of associated expenses, which together totaled $447,000.

     In March 1996, the Company signed an agreement to sell its interest in the loans related to the Eagles Nest facility to Dion Entertainment Corp. ("Dion"), a publicly-traded (Toronto Stock Exchange: DIO) Canadian gaming management company that manages 16 bingo facilities across Canada. Under the terms of the agreement, which remains subject to certain conditions, the Company will receive approximately 4% of the outstanding common stock of Dion. Upon completion, the transaction would result in a recovery of approximately $400,000 (pre-tax) of the loss recognized in 1995. The amount includes the non-refundable issuance of $200,000 of Dion common stock received by the Company and recognized in other income in the first quarter ended March 31, 1996. As part of the transaction, PDS has agreed to issue a warrant entitling Dion to purchase 250,000 shares of PDS common stock at an exercise price of $2.50 per share.

3.   WORKING CAPITAL LOAN

     In June 1995, the Company entered into an agreement with a bank to provide a $1 million working capital line of credit for the Company through May 31, 1996. Advances on the line of credit, which totaled $752,400 as of March 31, 1996, are collateralized by all assets of the Company, guaranteed by the Company's principal shareholder and bear interest at 1 percent over the bank's reference rate. The bank's reference rate was 8.25% at March 31, 1996.

     On April 29, 1996, the Company renewed its agreement with the bank to provide a $1 million working capital line of credit for the Company through April 30, 1997. Advances under the renewed agreement will be collateralized by certain of the Company's notes or leases having a value of 120% of the amount of the borrowings (rather than all of the Company's assets) and will continue to bear interest at 1 percent over the bank's reference rate. The renewed agreement contains covenants which require, among other things, the Company to maintain a leverage ratio, as defined, of less than 5:1. The Company is in compliance with all covenants as of March 31, 1996.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is principally engaged in the business of providing financing to the gaming industry. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and other furniture, fixtures and equipment used in casino operations. The Company also has financed riverboats and related casino amenities and, in 1994, entered into an agreement to finance the construction and development of a tribally-owned gaming facility in New Brunswick, Canada.

     The Company generally sells some or all of its interest in the leases and notes it originates to institutional investors. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or will retain an ownership interest in the leases or notes.

     The Company's quarterly operating results, including net income (loss) have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. These transactions can be in the negotiation and documentation stage for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results which may be expected for any other period.

ACCOUNTING FOR COMPANY ACTIVITIES

     The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are transferred to the lessee. In accordance with the Statement of Financial Accounting Standards No. 13 ("FAS No. 13"), direct finance leases are afforded accounting treatment similar to that for notes receivable. The balance of the equipment financings are structured as operating leases, under which the Company retains some or all of the benefits and risks of ownership. The Company retains in its portfolio a small amount of vehicle leases (originated in 1994 and prior), for which the sales-type or operating lease accounting method is utilized.

     The Company's revenue generating activities can be categorized as follows:
(i) fee income, resulting principally from the sale of lease or note receivable transactions which it originates; (ii) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company; (iii) rental income from operating lease activity involving equipment and vehicles; (iv) gain on sale of assets; and (v) other.

     The majority of the Company's gross originations are recorded, upon sale, in the Company's condensed consolidated statement of operations as fee income reflecting the net transaction contribution (gross sale price less carrying value of the related asset), with no offsetting direct expense. Generally accepted accounting principles require the Company to reflect gross revenues, rather than the net transaction contribution, for certain other categories of financing activities. These other categories generally relate to the Company's direct finance and operating leases held by the Company and account for a small percentage of the Company's gross financing originations, although such transactions represent a relatively large percentage of total revenues before the deduction of corresponding expenses. Therefore, a comparison of the "transaction contribution" of each of the categories of activities as shown in the following table provides a more meaningful analysis of the Company's condensed consolidated statement of operations than a comparison of relative gross revenues.

     The following table sets forth the Company's condensed consolidated statement of operations and origination data for the three months ended March 31, 1996 and 1995, calculating the transaction contribution derived from each of the types of financing activities by matching the revenues with the corresponding component of the Company's direct costs and expenses:

                                                        Three months ended March 31,
                                                       -----------------------------
                                                          1996              1995
                                                       ----------        -----------
FEE INCOME                                             $  224,683        $   248,949
                                                       ----------        -----------
FINANCE INCOME, NET
     Finance income                                       242,818            584,630
     Less:  Interest expense                              172,042            234,496
                                                       ----------        -----------
            Finance income, net                            70,776            350,134
                                                       ----------        -----------

OPERATING LEASE ACTIVITY, NET
     Rental revenue on operating leases                   371,367            436,480
     Less:  Depreciation on operating leases              275,146            320,367
            Interest expense                               29,877             86,640
                                                       ----------        -----------
            Operating lease revenue, net                   66,344             29,473
                                                       ----------        -----------
GAIN ON SALE OF ASSETS                                    122,872             37,604
                                                       ----------        -----------
OTHER INCOME                                              274,598               ----
                                                       ----------        -----------
TOTAL TRANSACTION CONTRIBUTION                            759,273            666,160
                                                       ----------        -----------
Selling, general and administrative expenses              574,259            735,941
Interest expense attributable to residuals                 56,600             48,779
                                                       ----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                         128,414           (118,560)

Provision (benefit) for income taxes                       47,500            (44,000)
                                                       ----------        -----------
NET INCOME (LOSS)                                      $   80,914        $   (74,560)
                                                       ----------        -----------
                                                       ----------        -----------
DATA REGARDING GROSS ORIGINATIONS:
          Total gross gaming originations              $5,110,857        $12,532,808
                                                       ----------        -----------
                                                       ----------        -----------

  The four types of revenues generated by the Company's financing activities are further described below:

  FEE INCOME. The Company generally funds the equipment financing transactions it originates through a sale of such transactions (i.e., the sale of all of the Company's right, title and interest in the underlying equipment and future payment stream from the related leases or notes). A sale may occur simultaneously with the origination or several months thereafter. At the time of sale, the Company records fee income equal to the difference between the selling price and the carrying value of the related asset (including unamortized initial direct costs). The calculation of fee income reflects any cash discounts received by the Company from equipment manufacturers. Fee income also includes commissions earned for arranging financing in which the Company is not a party to the transaction.

  Unlike the revenues from the other types of financing activities, fee income in connection with these transactions is presented on a net transaction contributions basis in the condensed consolidated statement of operations. Therefore, in the preceding table, the revenues from the other types of activities have been set forth on a net basis, matching the related costs and expenses with the appropriate revenues, in order to provide a more meaningful comparison with the Company's fee income.

  Upon the sale of a lease or note held for a period of time, the Company removes the underlying asset from its condensed consolidated balance sheet.

  FINANCE INCOME, NET. For the period during which the Company holds a direct finance lease, sales-type lease or note receivable, finance income is recognized over the term of the underlying lease or note in a manner which produces a constant percentage rate of return on the asset carrying cost. Over the same period, the Company generally incurs interest expense as a result of any corresponding external financing. In calculating the net amount of finance income in the preceding table, the component of interest expense allocated to carrying direct finance leases, sales-type leases and notes receivable has been subtracted from finance income. The allocation of interest expense is based first upon any borrowings specifically identified with a related asset, and, secondarily, all remaining interest is allocated to direct finance leases, operating leases, notes receivable and interest in residuals on a pro-rata basis.

  For those direct finance leases and sales-type leases held by the Company, the present value of both the future minimum lease payments and estimated residual asset values are recorded in the condensed consolidated balance sheet as net investment in leasing operations -- direct finance and sales-type leases. Note financing activity retained by the Company is classified as notes receivable in the condensed consolidated balance sheet. All related external financing is recorded in discounted lease rentals, notes payable or convertible subordinated debentures.

     OPERATING LEASE ACTIVITY, NET. All leases not qualifying as direct finance or sales-type leases are classified by the Company as operating leases. In connection with operating leases, the Company retains substantially all the benefits and risks of ownership of the asset. Revenue from operating leases consists of monthly rentals and is reflected in the condensed consolidated statement of operations evenly over the life of the lease as rental revenue on operating leases. The related equipment or vehicle cost is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. This depreciation is reflected in the condensed consolidated statement of operations as depreciation on operating leases. The Company also incurs interest expense as a result of its external financing of these leases. In calculating the operating lease activity, net, in the preceding table, depreciation on operating leases and interest expense allocated to operating leases have been subtracted from rental revenue from operating leases. Depreciation is allocated on a specific identification basis, while interest expense is allocated as described above.

     For operating leases, the cost of equipment, less accumulated depreciation, is recorded in the condensed consolidated balance sheet as net investment in leasing operations -- equipment under operating leases, net. All related external financing is included in discounted lease rentals, notes payable or convertible subordinated debentures.

     GAIN ON SALE OF ASSETS. In situations where the Company sells assets, generally when a lessee elects to purchase the Company's equipment (previously under operating leases), the Company removes the underlying asset from its condensed consolidated balance sheet, and records a gain or loss in an amount equal to the difference between the sale price and the underlying carrying cost of the asset.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Revenues for the first quarter of 1996 totaled $1,236,000, a decrease of 5.5% from $1,308,000 in the first quarter last year. Gross originations of financing transactions for the three months ended March 31, 1996 totaled $5.1 million compared to $12.5 million for the same period in 1995, a decrease of 59%. The Company generated fee income of $225,000 related to the sale of transactions with a basis of $2.8 million in the three months ended March 31, 1996, compared to fee income of $249,000 on the sale of transactions with a basis of $7.3 million in the three months ended March 31, 1995. The 1996 period benefited from additional commissions earned for arranging financing in which the Company is not a party to the transaction. The 1995 originations included certain large financing transactions which did not recur in the first quarter of 1996. New jurisdictions have generally continued to adopt a more controlled casino licensing process, creating increased competition for fewer licenses, and favoring larger, established casino operators which often have access to financing at rates below those offered by the Company. To counter these market conditions and the cessation of business in early 1995 by the major purchaser of the Company's transactions, the Company is introducing new financing products (including its "SlotLease" operating lease program), expanding its presence within the existing gaming markets and obtaining alternative funding sources for its financing products.

     Although the development of new facilities in emerging markets has slowed since 1994, management believes that further development of smaller financings with existing operators for equipment replacement, expansion and upgrades will provide additional financing opportunities. The Company continues to devote considerable resources to develop expanded warehousing lines and a network of funding sources focused on smaller transactions. The successful development of this program, involving a higher volume of transaction originations to a broader base of casino operators, will reduce the Company's fee income fluctuations inherent in large emerging market gaming transactions. In addition, management continues to explore additional investment opportunities in the gaming industry.

     Finance income, net, decreased approximately $279,000 for the three months ended March 31, 1996 when compared to the three months ended March 31, 1995.
The decrease reflects a lower yield on the portfolio of transactions held by the Company as a result of the aforementioned change in market fundamentals in late 1994, as well as the effect of the impairment of the Eagles Nest loans, recognized in the third quarter of 1995.

     Operating lease activity, net, increased approximately $37,000 for the three months ended March 31, 1996 compared with the same period in 1995. The increase is attributable to a higher yield on its investment in operating leases, as well as lower overall borrowings and therefore a smaller allocation of interest in 1996.

     Gain on sale of assets increased $85,000 in the three months ended March 31, 1996 when compared with the same period in 1995, due primarily to the sale by the Company of certain equipment, which it had previously leased to a customer under an operating lease.

     Other income in the three months ended March 31, 1996 primarily includes the recognition of the $200,000 of Dion common stock, as discussed above.

     Selling, general and administrative expenses decreased approximately $162,000 for the three months ended March 31, 1996 when compared to the same period in 1995. The decrease is primarily attributable to lower payroll and marketing expenses in the 1996 period.

     Income before income taxes was $128,000 in the first quarter of 1996, compared with a loss before income taxes of $119,000 in the same period last year. The improvement in 1996 reflects the $93,000 increase in total transaction contribution, as well as lower selling, general and administrative expenses, as described above.

     INCOME TAXES

     The effective income tax rate in both the three months ended March 31, 1996 and 1995 was approximately 37%, which is higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

     The Company recognized a $2,590,000 income tax benefit in 1995 relating to the pre-tax loss of $7.2 million (a 36.0% effective rate). The Company expects to realize approximately $1.0 million of this benefit in 1996 by carrying back the net operating loss and thereby receiving a refund of federal income taxes paid related to 1994. The remaining net operating loss carryforward will be an available deduction from future taxable income through 2008. Realization of approximately $1.2 million of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.
Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

     The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the financing activities described above, the proceeds of the Company's initial public offering of common stock and various forms of borrowings (both recourse and non-recourse). The lower level of cash provided by operating activities in the three months ended March 31, 1996, when compared with the same period in 1995, primarily reflects the $1.9 million reduction in net cash provided by the purchase and sale of notes receivable and the $1.7 million net reduction in the cash collections on notes and leases in the 1996 period. The greater magnitude of financing activities in the three months ended March 31, 1995 reflects the higher level of originations discussed above, when compared with the same period in 1996. The lower level of cash used in financing activities in the three months ended March 31, 1996 primarily reflects the Company's lower debt service requirements on its discounted lease rentals when compared with the same period in 1995.

     The following summarizes the significant funding sources and activities of the Company.

     INITIAL PUBLIC OFFERING

     In the second quarter of 1994, the Company received net proceeds of $6,762,000 from the sale of 1,550,000 shares of its common stock in connection with its initial public offering. These proceeds were used to fund various financing transactions originated by the Company and the development of the Company's investment portfolio.

     DEBT FINANCING

     DISCOUNTED LEASE RENTALS.   Subsequent to origination of selected
equipment and vehicle leases, the Company discounts the remaining lease payments, including residuals, with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally non-recourse to the Company as to the monthly lease payments and recourse as to the residual values. As lessees make payments directly to the respective financial institution, interest income on sales-type leases or rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals in the condensed consolidated balance sheet. The decrease of $395,000 from December 31, 1995 to March 31, 1996 reflects payments in the normal course of business.

     NOTES PAYABLE. Total notes payable increased from $4,259,000 as of December 31, 1995 to $4,450,000 as of March 31, 1996. The net increase is the result of additional borrowings of $1.5 million, offset by payments of $1.3 million. Included in the three months ended March 31, 1996 is the payment in full of the $741,000 balance from a bridge note advanced to the Company in 1995, which was due and made in January 1996.

     CONVERTIBLE SUBORDINATED DEBENTURES. As of March 31, 1996, the Company has outstanding $2,554,000 of unsecured Convertible Subordinated Debentures (the "Debentures"), which are subordinated to other borrowings of the Company. The Debentures require payments of principal and interest in 10 remaining equal quarterly installments of $297,534 through September 30, 1998. Interest on the Debentures accrues at an annual rate of 11.5%. At the option of the holders, the Debentures are convertible into shares of the Company's common stock at a price of $4.25 per share. The Company may prepay any unconverted Debentures. Upon issuance of the warrant to Dion (see Note 2), the conversion price of the Company's existing Debentures would be reduced from $4.25 to $2.50, pursuant to the terms of the Debentures.

     CAPITAL RESOURCES

     The Company's current financial resources, including estimated cash flows from operations, the bank working capital line of credit, and the income tax refund are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company is continuing to explore other possible sources of capital, primarily debt. There is no assurance that additional equity or debt financing, if required, can be obtained or will be available on terms acceptable to the Company.

     Inflation has not been a significant factor in the Company's operations.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibit is included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.


          Exhibit                                                       Page
          Number                     Description                       Number
          -------                    -----------                       ------

            11        Calculation of earnings per share                  16


     b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PDS FINANCIAL CORPORATION

Dated:   May 9, 1996               By: /s/ Peter D. Cleary
                                   --------------------------
                                   Chief Financial Officer
                                   (a duly authorized officer)