Form 10QSB
period 1996-06-30
PDS FINANCIAL CORP
filed 1996-08-13
CIK 921438

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

    [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

    [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    ---------

COMMISSION FILE NUMBER 0-23928

                              PDS FINANCIAL CORPORATION
                (Exact name of Registrant as specified in its charter)


         MINNESOTA                                  41-1605970
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)

              6442 CITY WEST PARKWAY, SUITE 300, EDEN PRAIRIE, MN  55344
                       (Address of principal executive offices)

                                    (612) 941-9500
                             (Issuer's telephone number)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                               ---------     -----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

              Class                         Outstanding as of August 1, 1996
              -----                         --------------------------------
Common Stock, $.01 par value                         3,119,816 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              PDS FINANCIAL CORPORATION

                                        INDEX


                           PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                            Page No.
                                                                        --------
         Condensed Consolidated Statement of Operations (Unaudited)
            For the Three Months and Six Months Ended June 30,
            1996 and 1995                                                  2

         Condensed Consolidated Balance Sheet (Unaudited)
            As of June 30, 1996 and December 31, 1995                      3

         Condensed Consolidated Statement of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 1996 and 1995                4

         Notes to Condensed Consolidated Financial Statements (Unaudited)  5


Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 7

                             PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               15

Item 6. Exhibits and Reports on Form 8-K                                  16

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)



                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                           ---------------------------       -------------------------
                                                              1996             1995             1996              1995
                                                              ----             ----             ----              ----
Revenues:
   Fee income                                              $   719,367      $   410,521      $ 1,058,085      $   659,470
   Finance income                                              115,086          536,889          357,904        1,121,519
   Rental revenue on operating leases                          291,005          409,049          662,372          845,530
   Gain on sale of assets                                        9,437           11,580           18,274           49,184
   Other income (expense), net                                (163,794)             ---          110,804              ---
                                                           -----------      -----------      -----------      -----------

      Total revenues                                           971,101        1,368,039        2,207,439        2,675,703
                                                           -----------      -----------      -----------      -----------

Costs and expenses:
   Depreciation on operating leases                            221,435          301,343          496,581          621,709
   Selling, general and administrative                         563,106          704,033        1,137,365        1,439,976
   Interest                                                    157,049          316,488          415,568          686,403
                                                           -----------      -----------      -----------      -----------

      Total costs and expenses                                 941,590        1,321,864        2,049,514        2,748,088
                                                           -----------      -----------      -----------      -----------

Income (loss) before income taxes                               29,511           46,175          157,925          (72,385)

Provision (benefit) for income taxes                            11,500           17,000           59,000          (27,000)
                                                           -----------      -----------      -----------      -----------
      Net income (loss)                                    $    18,011      $    29,175      $    98,925      $   (45,385)
                                                           -----------      -----------      -----------      -----------
                                                           -----------      -----------      -----------      -----------

Earnings (loss) per share:
   Primary                                                        $.01             $.01             $.03            $(.01)
   Fully diluted                                                  $.01             $.01             $.03            $(.01)

Number of shares used to compute per share amounts:
   Primary                                                   3,126,926        3,207,415        3,128,733        3,065,936
   Fully diluted                                             3,126,926        3,207,415        3,128,733        3,065,936





        See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                        ASSETS


                                                              June 30,         December 31,
                                                               1996               1995
                                                               ----               ----
                                                           (Unaudited)

Cash and cash equivalents                                $    986,299        $    870,109
Restricted cash                                               148,637             354,992
Accounts receivable                                         2,548,064             341,348
Notes receivable, net                                       3,452,683           6,636,649
Net investment in leasing operations:
  Equipment under operating leases, net                     5,522,831           2,913,226
  Direct finance and sales-type leases                      2,492,096             672,602
  Investment in residuals                                   1,907,304           1,945,904
  Equipment held for lease or sale                            190,000               ----
Income taxes receivable                                     1,043,000           1,041,000
Deferred income taxes                                       1,209,000           1,268,000
Other assets                                                  727,649             345,424
                                                          ------------        ------------

     Total assets                                        $ 20,227,563        $ 16,389,254
                                                          ------------        ------------
                                                          ------------        ------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                    $  7,047,563        $  1,434,354
Discounted lease rentals:
  Nonrecourse                                               1,191,856           1,770,292
  Recourse                                                    280,921             441,721
Notes payable:
  Nonrecourse                                                  53,245              53,245
  Recourse                                                  3,323,264           4,205,660
Convertible subordinated debentures                         2,330,194           2,772,128
Other liabilities                                             371,917              76,619
                                                          ------------        ------------

  Total liabilities                                        14,598,960          10,754,019
                                                          ------------        ------------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
   shares authorized, 3,119,816 issued and
   outstanding in 1996 and 1995                                31,198              31,198
  Additional paid-in capital                                7,952,161           7,952,161
  Retained earnings (accumulated deficit)                  (2,354,756)         (2,348,124)
                                                          ------------        ------------

     Total stockholders' equity                             5,628,603           5,635,235
                                                          ------------        ------------

     Total liabilities and stockholders' equity          $ 20,227,563        $ 16,389,254
                                                          ------------        ------------
                                                          ------------        ------------




        See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                             INCREASE (DECREASE) IN CASH




                                                                Six months ended June 30,
                                                               ---------------------------
                                                                 1996                1995
                                                                 ----                ----

Cash flows from operating activities:
  Net income (loss)                                        $   98,925       $     (45,385)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation on operating leases                          496,581             621,709
    Gain on sale of notes receivable, leases, leased
      equipment and residuals                                (472,273)           (247,768)
    Non-cash interest income                                     ----            (408,624)
    Non-cash investment in other assets                      (286,353)               ----
    Purchases of notes receivable                          (5,737,057)        (13,715,996)
    Proceeds from:
      Sales of notes receivable                             8,032,848          10,948,091
      Collections on notes receivable                       1,117,393           3,156,234
      Collections of principal on direct finance leases       261,714             728,931
    Changes in operating assets and liabilities:
      Restricted cash                                         206,355             292,855
      Accounts receivable                                    (145,922)            333,471
      Other assets                                           (183,746)            (51,864)
      Accounts payable and accrued expenses                  (322,892)           (967,183)
      Other liabilities                                       295,298             198,344
    Other, net                                                 79,104             (43,076)
                                                            ----------         -----------


        Net cash provided by operating activities           3,439,975             799,739
                                                            ----------         -----------


Cash flows from investing activities:
  Purchase:  Furniture and fixtures                           (44,285)            (23,612)
             Equipment for leasing                           (171,554)
             Investment in residuals                         (300,303)

Proceeds from sale of leases, leased equipment and
  residuals                                                   643,965           1,118,148
                                                            ----------         -----------
        Net cash provided by investing activities             127,823           1,094,536
                                                            ----------         -----------


Cash flows from financing activities:
  Proceeds from notes payable                                 282,500           3,993,250
  Proceeds from discounted lease rentals                         ----           1,894,210
  Principal payments on notes payable                      (2,552,938)         (6,588,548)
  Principal payments on subordinated debentures              (441,934)               ----
  Principal payments on discounted lease rentals             (739,236)         (1,665,939)
  Proceeds from exercise of employee stock options               ----             305,463
                                                           -----------          ----------

        Net cash used in financing activities              (3,451,608)         (2,061,564)
                                                           -----------         -----------

Net increase (decrease) in cash and cash equivalents          116,190            (167,289)

Cash and cash equivalents at beginning of period              870,109             445,905
                                                            ----------         -----------


Cash and cash equivalents at end of period                 $  986,299         $   278,616
                                                            ----------         -----------
                                                            ----------         -----------


        See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   BASIS OF PRESENTATION

    The condensed consolidated financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    The condensed consolidated financial statements presented herein as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

    Certain reclassifications have been made in the 1995 condensed consolidated statement of cash flows to conform to the classifications used in 1996. These reclassifications had no effect on the net decrease in cash and cash equivalents as previously reported.

2.  EAGLES NEST

    In November 1994, the Company entered into an agreement to finance the development of a tribal gaming facility, Eagles Nest Gaming Palace ("Eagles Nest"), in New Brunswick, Canada. The original commitment obligated the Company to finance up to $13.2 million, however in April 1995 the parties to the agreement agreed to develop a downsized interim gaming facility. As of September 30, 1995, the Company had made loans related to this project aggregating $6.3 million, net of unamortized loan origination fees to the Company of $312,000. In addition, the Company guaranteed a project-related lease which requires the tribal owner of the gaming facility to make monthly payments of $24,128 through August 1997. The amounts advanced under the loans were contractually scheduled to be repaid over 60 months beginning in September 1995 and bear interest at 15%.

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

    In March 1996, the Company signed an agreement to sell its interest in the loans related to the Eagles Nest facility to Dion Entertainment Corp. ("Dion"), a publicly-traded (Toronto Stock Exchange: DIO) Canadian gaming management company. Under the terms of the agreement, which remains subject to certain conditions, the Company received 371,000 shares of Dion common stock in the first quarter ended March 31, 1996 and, if completed, would receive an additional 700,000 shares of Dion common stock. In addition, PDS would, upon completion, issue a warrant entitling Dion to purchase 250,000 shares of PDS common stock at an exercise price of $2.50 per share.

3.  WORKING CAPITAL, MANUFACTURER'S AND REVOLVING WAREHOUSING LOANS

    In April 1996, the Company renewed its agreement with a bank to provide a $1 million working capital line of credit for the Company through April 30, 1997. Advances under the renewed agreement, which were $200,000 at June 30, 1996, are collateralized by certain of the Company's notes or leases having a value of 120% of the amount of the borrowings, guaranteed by the Company's principal shareholder, and bear interest at 1 percent over the bank's reference
rate.   The bank's reference rate was 8.25% at June 30, 1996.   The renewed
agreement contains covenants which require, among other things, the Company to maintain a leverage ratio, as defined, of less than 5:1. The Company is in compliance with all covenants as of June 30, 1996.

    In June 1996, the Company entered into an agreement with a major equipment manufacturer to provide up to $20 million in financing for the Company's purchase of their equipment. Advances under the agreement were $1.4 million at June 30, 1996, are collateralized by a security interest in the related equipment and bear interest at 1 percent over the prime rate.

    In July 1996, the Company entered into an agreement with another bank to provide a $5 million revolving warehousing loan for the Company through July 1997. Advances on the loan will be collateralized by a security interest in the related notes, leases or equipment, as applicable, guaranteed by the Company's principal shareholder, and bear interest at 1.5 percent over the bank's reference rate. The loan contains covenants which require the Company to maintain certain debt to net worth and cash flow ratios, as defined.

4.  STOCKHOLDER ACTION
On May 1, 1996, the stockholders of the Company approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 1,000,000 shares to 1,100,000 shares.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is principally engaged in the business of providing financing to the gaming industry. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and other furniture, fixtures and equipment used in casino operations. The Company also has financed riverboats and related casino amenities.

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

    The majority of the Company's gross originations are recorded, upon sale, in the Company's condensed consolidated statement of operations as fee income reflecting the net transaction contribution (gross sale price less carrying value of the related asset), with no offsetting direct expense. Generally accepted accounting principles require the Company to reflect gross revenues, rather than the net transaction contribution, for certain other categories of financing activities. These other categories generally relate to the Company's direct finance and operating leases held by the Company and account for a smaller percentage of the Company's gross financing originations, although such transactions represent a relatively large percentage of total revenues before the deduction of corresponding expenses. Therefore, a comparison of the "transaction contribution" of each of the categories of activities as shown in the following table provides a more meaningful analysis of the Company's operations than a comparison of relative gross revenues.

    The following table sets forth the Company's operations and origination data for the three and six months ended June 30, 1996 and 1995, calculating the transaction contribution derived from each of the types of financing activities by matching the revenues with the corresponding component of the Company's direct costs and expenses:

                                                      Three Months Ended June 30,             Six Months Ended June 30,
                                                       ---------------------------             -------------------------
                                                         1996                1995              1996                  1995
                                                         ----                ----              ----                  ----
FEE INCOME                                            $  719,367          $  410,521        $  1,058,085          $  659,470
                                                    -------------       -------------       -------------       -------------

FINANCE INCOME, NET
    Finance income                                       115,086             536,889             357,904           1,121,519
    Less: Interest expense                                77,714             205,929             249,756             440,425
                                                    -------------       -------------       -------------       -------------
                   Finance income, net                    37,372             330,960             108,148             681,094
                                                    -------------       -------------       -------------       -------------


OPERATING LEASE ACTIVITY, NET
    Rental revenue on operating leases                   291,005             409,049             662,372             845,530
    Less: Depreciation on operating leases               221,435             301,343             496,581             621,709
          Interest expense                                22,441              60,458              52,318             147,098
                                                    -------------       -------------       -------------       -------------
                   Operating lease revenue, net           47,129              47,248             113,473              76,723
                                                    -------------       -------------       -------------       -------------

GAIN ON SALE OF ASSETS                                     9,437              11,580              18,274              49,184
                                                    -------------       -------------       -------------       -------------

OTHER INCOME (EXPENSE)                                  (163,794)               ----             110,804                ----
                                                    -------------       -------------       -------------       -------------

TOTAL TRANSACTION CONTRIBUTION                           649,511             800,309           1,408,784           1,466,471
                                                    -------------       -------------       -------------       -------------

Selling, general and administrative expenses             563,106             704,033           1,137,365           1,439,976
Interest expense attributable to residuals                56,894              50,101             113,494              98,880
                                                    -------------       -------------       -------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES                         29,511              46,175             157,925             (72,385)


Provision (benefit) for income taxes                      11,500              17,000              59,000             (27,000)
                                                    -------------       -------------       -------------       -------------

NET INCOME (LOSS)                                      $  18,011           $  29,175           $  98,925          $  (45,385)
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------

DATA REGARDING GROSS ORIGINATIONS:
     Total gross gaming originations               $  19,025,411       $  14,384,897       $  24,136,268       $  26,917,705
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------


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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    Revenues for the second quarter of 1996 totaled $971,000, a decrease of 29% from $1,368,000 in the second quarter last year. Gross originations of financing transactions for the three months ended June 30, 1996 totaled $19.0 million compared to $14.4 million for the same period in 1995, an increase of 32%. The 1996 originations included a larger percentage of operating leases, which generate revenues throughout the lease term, as opposed to notes, which generate revenues primarily upon sale. The Company generated fee income of $719,000 related to the sale of transactions with a basis of $16.7 million in the three months ended June 30, 1996, compared to fee income of $411,000 on the sale of transactions with a basis of $12.3 million in the three months ended June 30, 1995.

    New jurisdictions have generally adopted a more controlled casino licensing process, creating increased competition for fewer licenses, and favoring larger, established casino operators which generally have lower cost of capital. To counter these market conditions, the Company is introducing new financing products, expanding its presence within the existing gaming markets and obtaining alternative funding sources for its financing products. Specifically, in the first quarter of 1996, the Company introduced its "SlotLease" operating lease program, and, during the second quarter, opened a sales office in Las Vegas, Nevada, the largest gaming market in the country. In addition, recently signed revolving agreements have increased the Company's funding capability by $25 million (see Note 3).

    Although the development of new facilities in emerging markets has slowed since 1994, management believes that smaller financings with existing operators for equipment replacement, expansion and upgrades will continue to provide additional financing opportunities. The Company continues to devote considerable resources to develop expanded warehousing lines and a network of funding sources focused on smaller transactions. The successful development of this program, involving a higher volume of transaction originations to a broader base of casino operators, would reduce the Company's fee income fluctuations inherent in large emerging market transactions. In addition, management continues to explore additional funding sources and investment opportunities in the gaming industry.

    Finance income, net, decreased approximately $294,000 for the three months ended June 30, 1996 when compared to the three months ended June 30, 1995. The decrease primarily reflects the effect of the impairment of the Eagles Nest loans, recognized in the third quarter of 1995.

    The transaction contribution from operating lease activity, net, for the three months ended June 30, 1996 was comparable with the same period in 1995. The Company originated approximately $4.0 million of operating leases in the latter portion of the second quarter of 1996, which as a result of the timing late in the quarter, had little contribution impact on the three months ended June 30, 1996. These leases are expected to generate revenues throughout their lease term, which is generally 36 months.

    Gain on sale of assets decreased $2,000 in the three months ended June 30, 1996 when compared with the same period in 1995, due primarily to the smaller vehicle portfolio to which it relates. The Company has not engaged in vehicle originations since 1994.

    Other income (expense) in the three months ended June 30, 1996 primarily reflects the loss on the sale of $2.7 million of notes receivable, which had been held in the Company's portfolio. While the notes were performing, the yield was below the Company's target. The sale of these notes improved liquidity and will enable the Company to pursue other opportunities.

    Selling, general and administrative expenses decreased approximately $141,000, or 20%, for the three months ended June 30, 1996 when compared to the same period in 1995. The decrease is primarily attributable to costs related to uncompleted debt offerings in 1995.

    Income before income taxes was $30,000 in the second quarter of 1996, compared with income before income taxes of $46,000 in the same period last year. The decrease in 1996 reflects the $151,000 decrease in total transaction contribution, offset by the lower level of selling, general and administrative expenses, described above.

    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    Revenues for the six months ended June 30, 1996 totaled $2,207,000, a decrease of 18% from $2,676,000 in the same period last year. Gross originations of financing transactions for the six months ended June 30, 1996, totaled $24.1 million compared to $26.9 million for the same period in 1995. The Company generated fee income of $1,058,000 related to the sale of transactions with a basis of $20.4 million in the six months ended June 30, 1996, compared to fee income of $659,000 on the sale of transactions with a basis of $19.6 million in the six months ended June 30, 1995.

    Finance income, net, decreased approximately $573,000 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The decrease primarily reflects the effect of the impairment of the Eagles Nest loans, recognized in the third quarter of 1995.

    Operating lease activity, net, increased approximately $37,000 for the six months ended June 30, 1996 compared with the same period in 1995, primarily attributable to lower overall borrowings and therefore a smaller allocation of interest in 1996.

    Gain on sale of assets decreased approximately $31,000 in the six months ended June 30, 1996 when compared with the same period in 1995, due primarily to the smaller vehicle portfolio to which it relates. The Company has not engaged in vehicle originations since 1994.

    Other income (expense) in the six months ended June 30, 1996 primarily reflects the recognition of $200,000 of income relating to the receipt of 371,000 shares of Dion common stock, offset by the loss on the sale of the notes receivable, both as discussed above.

    Selling, general and administrative expenses decreased approximately $303,000, or 21%, for the six months ended June 30, 1996 when compared to the same period in 1995. The decrease is primarily attributable to costs related to uncompleted debt offerings in 1995, and lower payroll and marketing expenses in the 1996 period.

    Income before income taxes was $158,000 in the first half of 1996, compared with a loss before income taxes of $72,000 in the same period last year. The improvement in 1996 primarily reflects the 21% decrease in selling, general and administrative expenses when compared with the same period in 1995.

    INCOME TAXES

    The effective income tax rate in all periods presented was approximately 37%, which is higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

    The Company recognized a $2,590,000 income tax benefit in 1995 relating to the pre-tax loss of $7.2 million (a 36.0% effective rate). In July 1996, the Company realized approximately $1.0 million of this benefit via receipt of a refund of federal income taxes paid related to 1994. The remaining net operating loss carryforward will be an available deduction from future taxable income through 2008. Realization of approximately $1.2 million of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.


LIQUIDITY AND CAPITAL RESOURCES

    The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the financing activities described above, the proceeds of the Company's initial public offering of common stock and various forms of borrowings (both recourse and non-recourse). The higher level of net cash provided by operating activities in the six months ended June 30, 1996, when compared with the same period in 1995, primarily reflects the $2.7 million of net cash provided by the sale of notes receivable as discussed above. The higher level of net cash used in financing activities in the six months ended June 30, 1996 is primarily the result of $1.9 million of proceeds from discounted lease rentals in the first half of 1995.

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

DEBT FINANCING

    DISCOUNTED LEASE RENTALS.   Subsequent to origination of selected equipment
and vehicle leases, the Company discounts the remaining lease payments, including residuals, with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally non-recourse to the

Company as to the monthly lease payments and recourse as to the residual values. As lessees make payments directly to the respective financial institution, interest income on sales-type leases or rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals in the condensed consolidated balance sheet. The decrease of $739,000 from December 31, 1995 to June 30, 1996 reflects payments in the normal course of business.

    NOTES PAYABLE. Total notes payable decreased $882,000 from $4,259,000 as of December 31, 1995 to $3,377,000 as of March 31, 1996. The net decrease is the result of additional borrowings of $1.7 million ($1.4 million of which was a noncash investment in equipment under operating leases), offset by payments of $2.6 million. Included in the six months ended June 30, 1996 is the payment in full of the $741,000 balance of a bridge note advanced to the Company in 1995, which was due and made in January 1996.

    In June 1996, the Company entered into an agreement with a major equipment manufacturer to provide up to $20 million in financing for the Company. In July 1996, the Company entered into an agreement with a bank to provide a $5 million revolving warehousing loan for the Company for a one year term.

    CONVERTIBLE SUBORDINATED DEBENTURES. As of June 30, 1996, the Company has outstanding $2,330,000 of unsecured Convertible Subordinated Debentures (the "Debentures"), which are subordinated to other borrowings of the Company. The Debentures require payments of principal and interest in 9 remaining equal quarterly installments of $297,534 through September 30, 1998. Interest on the Debentures accrues at an annual rate of 11.5%. At the option of the holders, the Debentures are convertible into shares of the Company's common stock at a price of $4.25 per share. The Company may prepay any unconverted Debentures. Upon issuance of the warrant to Dion (see Note 2), the conversion price of the Company's existing Debentures would be reduced from $4.25 to $2.50, pursuant to the terms of the Debentures.


    CAPITAL RESOURCES

    The Company's current financial resources, including estimated cash flows from operations, the bank working capital line of credit and revolving warehousing loans, and the manufacturer's credit facility are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company is continuing to explore other possible sources of capital, primarily debt. There is no assurance that additional equity or debt financing, if required, can be obtained or will be available on terms acceptable to the Company.

    Inflation has not been a significant factor in the Company's operations.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of shareholders on May 1, 1996 for the purposes of (1) electing members of the Board of Directors of the Company, (2) amending the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 1,000,000 shares to 1,100,000 shares and (3) ratifying the appointment of Coopers & Lybrand L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 1996.

    There were 3,119,816 shares of Common Stock entitled to vote at the meeting and a total 2,883,434 shares (92.4%) were represented at the meeting. The shareholder voting was as follows:

1.  Election of Directors:

                                                     Withhold

                                     For             Authority
                                     ---             ---------

Johan P. Finley                   2,849,884           33,550

David R. Mylrea                   2,850,957           32,477

Peter D. Cleary                   2,853,384           30,050

Charles R. Patterson              2,853,884           29,550

Joel M. Koonce                    2,853,884           29,550

James L. Morrell                  2,853,884           29,550

2. To amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 1,000,000 shares to 1,100,000 shares.


                                     For         Against        Abstain
                                     ---         -------        -------


                                  2,755,659      83,400         16,575


3.  To ratify the appointment of Coopers & Lybrand L.L.P. as the independent
    accountants   of the Company for the fiscal year ending December 31, 1996.

                                     For         Against        Abstain
                                     ---         -------        -------

                                  2,847,534      28,200         7,700

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

         Exhibit
                                                           Page
         Number                Description                Number
         ------                -----------                ------

         11        Calculation of earnings per share        18
         27        Financial data schedule                  19


    b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                      SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PDS FINANCIAL CORPORATION

Dated:   August 8, 1996           By:/s/   Peter D. Cleary
                                      ------------------------------------

                                  Chief Financial Officer
                                  (a duly authorized officer)