Form 10QSB
period 1996-09-30
PDS FINANCIAL CORP
filed 1996-11-12
CIK 921438

===============================================================================



                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                    (612) 941-9500
                             (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

          CLASS                           OUTSTANDING AS OF NOVEMBER 8, 1996
          -----                           ----------------------------------
Common Stock, $.01 par value                   3,119,816 shares


===============================================================================

                              PDS FINANCIAL CORPORATION

                                        INDEX


                            PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                         Page No
                                                                      -------
     Condensed Consolidated Statement of Operations (Unaudited)
       For the Three Months and Nine Months Ended September 30,
       1996 and 1995                                                       2

     Condensed Consolidated Balance Sheet (Unaudited)
       As of September 30, 1996 and December 31, 1995                      3

     Condensed Consolidated Statement of Cash Flows (Unaudited)
       For the Nine Months Ended September 30, 1996 and 1995               4

     Notes to Condensed Consolidated Financial Statements (Unaudited)      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 15

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (Unaudited)



                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                            ------------------        ----------------
                                            1996         1995         1996         1995
                                            ----         ----         ----         ----

Revenues:
  Fee income                               $  788,836  $     2,582    $1,846,921  $   662,052
  Finance income                              207,122      368,404       565,026    1,489,923
  Rental revenue on operating leases          634,436      401,684     1,296,808    1,247,214
  Gain on sale of assets                        5,309          468        23,583       49,652
  Other income, net                                --           --       110,804           --
                                           ----------  -----------    ----------  ------------

    Total revenues                          1,635,703      773,138     3,843,142    3,448,841
                                           ----------  -----------    ----------  ------------
Costs and expenses:
  Depreciation on operating leases            486,269      296,399       982,850      918,108
  Provision for uncollectible receivables          --    7,000,000            --    7,000,000
  Selling, general and administrative         690,602      568,035     1,827,967    2,008,011
  Interest                                    262,483      285,210       678,051      971,613
                                           ----------  -----------    ----------  ------------

    Total costs and expenses                1,439,354    8,149,644     3,488,868   10,897,732
                                           ----------  -----------    ----------  ------------

Income (loss) before income taxes             196,349   (7,376,506)      354,274   (7,448,891)

Provision (benefit) for income taxes           72,000   (2,654,000)      131,000   (2,681,000)
                                           ----------  ------------   ---------- -------------

    Net income (loss)                      $  124,349  $(4,722,506)   $  223,274 $ (4,767,891)
                                           ==========  ============   ========== =============

Earnings (loss) per share:

  Primary                                        $.04       $(1.51)         $.07        $(1.55)
  Fully diluted                                  $.04       $(1.51)         $.07        $(1.55)

Number of shares used to compute
  per share amounts:
    Primary                                 3,125,176    3,119,816     3,127,641     3,083,896
    Fully diluted                           3,126,457    3,119,816     3,127,974     3,083,896




          See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                        ASSETS


                                              September 30,       December 31,
                                                  1996                1995
                                              ------------        ------------
                                               (Unaudited)

Cash and cash equivalents                     $ 2,426,815         $  870,109
Restricted cash                                 3,776,414            354,992
Accounts receivable                               725,321            341,348
Notes receivable, net                           3,915,867          6,636,649
Net investment in leasing operations:
  Equipment under operating leases, net        17,385,672          2,913,226
  Direct finance and sales-type leases          1,536,836            672,602
  Investment in residuals                       1,898,359          1,945,904
Income taxes receivable                                --          1,041,000
Deferred income taxes                           1,097,000          1,268,000
Other assets                                      637,130            345,424
                                              -----------         ----------

    Total assets                              $33,399,414         $16,389,254
                                              ===========         ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued expenses         $16,115,861         $ 1,434,354
Discounted lease rentals:
  Nonrecourse                                   5,711,444           1,770,292
  Recourse                                        182,248             441,721
Notes payable:
  Nonrecourse                                      53,245              53,245
  Recourse                                      3,056,304           4,205,660
Convertible subordinated debentures             2,099,654           2,772,128
Other liabilities                                 518,648              76,619
                                              -----------         -----------

    Total liabilities                          27,737,404          10,754,019
                                              -----------         -----------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
    shares authorized, 3,119,816 issued and
    outstanding in 1996 and 1995                   31,198              31,198
  Additional paid-in capital                    7,952,161           7,952,161
  Retained earnings (accumulated deficit)      (2,321,349)         (2,348,124)
                                              ------------         -----------
    Total stockholders' equity                  5,662,010           5,635,235
                                              ------------         -----------

    Total liabilities and stockholders'
      equity                                  $33,399,414          $16,389,254
                                              ===========          ===========


        See accompanying notes to condensed consolidated financial statements

                             PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Unaudited)
                                       Increase (Decrease) in Cash


                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             ------------------
                                                             1996          1995
                                                             ----          ----
Cash flows from operating activities:
  Net income (loss)                                   $   223,274   $(4,767,891)
  Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
    Depreciation on operating leases                      982,850       918,108
    Provision for uncollectable receivables                           7,000,000
    Gain on sale of notes receivable, leases, leased
      equipment and residuals                            (722,995)     (250,309)
    Purchases of notes receivable                      (8,755,119)  (16,330,189)
    Proceeds from:
      Sales of notes receivable                        15,168,883    12,706,871
      Collections on notes receivable                   1,456,836     3,654,275
      Collections of principal on direct
        finance leases                                    764,240       962,163
    Changes in operating assets and liabilities:
      Restricted cash                                  (3,421,422)      516,007
      Income taxes receivable                           1,041,000    (2,530,786)
      Accounts payable and accrued expenses              (291,327)   (1,033,776)
    Other, net                                           (267,711)      100,264
                                                      ------------   ----------
      Net cash provided by operating activities         6,178,509       944,737
                                                      ------------   ----------

Cash flows from investing activities:
  Purchase:  Furniture and fixtures                       (48,548)      (26,298)
             Equipment for leasing                     (5,711,630)
             Investment in residuals                     (311,348)
  Proceeds from sale of leases, leased equipment
    and residuals                                         983,018     1,369,415
                                                      -----------   -----------
      Net cash (used in) provided by investing
        activities                                     (5,088,508)    1,343,117
                                                      -----------   -----------
Cash flows from financing activities:
  Proceeds from notes payable                             470,000     4,268,125
  Proceeds from discounted lease rentals                4,917,321     1,894,210
  Principal payments on notes payable                  (3,012,499)   (6,904,826)
  Principal payments on subordinated debentures          (672,474)
  Principal payments on discounted lease rentals       (1,235,643)   (2,144,137)
  Proceeds from exercise of employee stock options                      305,463
                                                      ------------  -----------
      Net cash provided by (used in) financing
        activities                                        466,705    (2,581,165)
                                                      ------------  -----------

Net increase (decrease) in cash and cash equivalents    1,556,706      (293,311)

Cash and cash equivalents at beginning of period          870,109       445,905
                                                      ------------  -----------
Cash and cash equivalents at end of period            $ 2,426,815   $   152,594
                                                      ===========   ===========

      See accompanying notes to condensed consolidated financial statements

                  PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     The condensed consolidated financial statements presented herein as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain reclassifications have been made in the 1995 condensed consolidated statement of cash flows to conform to the classifications used in 1996. These reclassifications had no effect on the 1995 net decrease in cash and cash equivalents as previously reported.

2.   EAGLES NEST

     In November 1994, the Company entered into an agreement to finance the development of a tribal gaming facility, Eagles Nest Gaming Palace ("Eagles Nest"), in New Brunswick, Canada. As of September 1995, the Company had made loans related to this project aggregating $6.3 million, net of unamortized loan origination fees to the Company of $312,000. In addition, the Company guaranteed a project-related lease which requires the tribal owner of the gaming facility to make monthly payments of $24,128 through August 1997. The amounts advanced under the loans were contractually scheduled to be repaid over 60 months beginning in September 1995 and bear interest at 15%.

     On September 22, 1995, after a comprehensive review, the Company concluded that the Eagles Nest loans were impaired. As a result the Company established an impairment allowance for the full amount of its loans related to this project ($6.3 million) and accrued a liability reflecting the net present value of its full obligation under the lease guaranty, as well as an estimate of associated expenses, which together totaled $447,000. The facility was closed in October 1995.

     In March 1996, the Company signed an agreement to sell its interest in the loans related to the Eagles Nest facility to Dion Entertainment Corp. ("Dion"), a publicly-traded Canadian gaming management company. Upon signing the agreement, the Company received 371,000 shares of Dion common stock. As of September 30, 1996, the sale of the Company's interest in the loans has not been consumated and the parties are attempting to renegotiate the agreement.

3.   WORKING CAPITAL, MANUFACTURER'S AND REVOLVING WAREHOUSING LOANS

     In April 1996, the Company renewed its agreement with a bank to provide a $1 million working capital line of credit for the Company through April 30, 1997. Advances under the agreement, of which there were none at September 30, 1996, are collateralized by certain of the Company's notes receivable or leases having a value of 120% of the amount of the borrowings, are guaranteed by the Company's principal shareholder, and bear interest at 1 percent over
the bank's reference rate.   The bank's reference rate (prime rate) was 8.25%
at September 30, 1996.   The agreement contains covenants which require,
among other things, the Company to maintain a leverage ratio, as defined, of less than 5:1. The Company is in compliance with all covenants as of September 30, 1996.

     In June 1996, the Company entered into an agreement with a major equipment manufacturer to provide up to $20 million to finance the Company's purchases of such manufacturer's equipment. Advances under the agreement were $1.4 million at September 30, 1996, are collateralized by a security interest in the related equipment and bear interest at 1 percent over the prime rate.

     In July 1996, the Company entered into an agreement with another bank to provide a $5 million revolving warehousing loan for the Company through July 1997. Advances on the loan, of which there were none at September 30, 1996, are collateralized by a security interest in the related notes, leases or equipment, as applicable, are guaranteed by the Company's principal shareholder, and bear interest at 1.5 percent over the bank's reference rate. The loan contains covenants which require the Company to maintain certain debt to net worth and cash flow ratios, as defined.

4.   STOCKHOLDERS ACTION

     On May 1, 1996, the stockholders of the Company approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 1,000,000 shares to 1,100,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is principally engaged in the business of providing financing to the gaming industry. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and other furniture, fixtures and equipment used in casino operations. The Company also has financed riverboats and related casino amenities. In 1996, the Company introduced SlotLease, a specialized leasing program for slot machines and other electronic gaming devices.

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


ACCOUNTING FOR COMPANY ACTIVITIES

     The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are transferred to the lessee. In accordance with the Statement of Financial Accounting Standards No. 13 ("FAS No. 13"), direct finance leases are afforded accounting treatment similar to that for notes receivable. The balance of the equipment financings are structured as operating leases, under which the Company retains some or all of the benefits and risks of ownership. Consistent with the Company's strategy to increase its leasing activities, the 1996 originations involve a greater mix of operating leases, which generate revenues throughout the lease term, as opposed to notes which generate revenues primarily upon sale. The Company retains in its portfolio a small amount of vehicle leases (originated in 1994 and earlier), for which the sales-type or operating lease accounting method is utilized.

     The Company's revenue generating activities can be categorized as follows: (i) fee income, resulting principally from the sale of lease or note receivable transactions which it originates; (ii) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company; (iii) rental income from operating lease activity; (iv) gain on sale of assets; and (v) other.

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

     The following table sets forth the Company's operations and origination data for the three and nine months ended September 30, 1996 and 1995, calculating the transaction contribution derived from each of the types of financing activities by matching the revenues with the corresponding component of the Company's direct costs and expenses:

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                               ---------------------                --------------------
                                               1996             1995                1996            1995
                                              -----             ----                ----            ----
FEE INCOME                                   $  788,836      $     2,582         $ 1,846,921       $  662,052
                                               --------       ----------          ----------       ----------
FINANCE INCOME, NET
  Finance income                                207,122          368,404             565,026        1,489,923
  Less:   Interest expense                       97,481          182,266             304,164          617,673
                                               --------       ----------         -----------       ----------
          Finance income, net                   109,641          186,138             260,862          872,250
                                               --------       ----------         -----------       ----------

OPERATING LEASE REVENUE, NET
  Rental revenue on operating leases            634,436          401,684           1,296,808        1,247,214
  Less: Depreciation on operating leases        486,269          296,399             982,850          918,108
           Interest expense                     105,192           49,490             198,660          195,083
                                               --------       ----------          ----------       ----------
             Operating lease revenue, net        42,975           55,795             115,298          134,023
                                               --------       ----------          ----------       ----------

GAIN ON SALE OF ASSETS                            5,309              468              23,583           49,652
                                               --------       ----------          ----------       ----------
OTHER INCOME, NET                                   ---              ---             110,804              ---
                                               --------       ----------          ----------       ----------
TOTAL TRANSACTION CONTRIBUTION                  946,761          244,983           2,357,468        1,717,977
                                               --------       ----------          ----------       ----------

Provision for uncollectible receivables             ---        7,000,000                 ---        7,000,000
Selling, general and administrative expenses    690,602          568,035           1,827,967        2,008,011
Interest expense attributable to residuals       59,810           53,454             175,227          158,857
                                               --------       ----------          ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES               196,349       (7,376,506)            354,274       (7,448,891)

Provision (benefit) for income taxes             72,000       (2,654,000)            131,000       (2,681,000)
                                             ----------      -----------          ----------      -----------
NET INCOME (LOSS)                            $  124,349      $(4,722,506)        $   223,274     $ (4,767,891)
                                             ==========      ===========         ===========      ===========

DATA REGARDING GROSS ORIGINATIONS:
      Total gross gaming originations       $37,374,667      $ 2,539,738         $61,510,935     $ 29,457,443
                                            ===========      ===========         ===========     ============

                                     8

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

     For those direct finance leases and sales-type leases held by the Company, the present value of both the future minimum lease payments and estimated residual asset values are recorded in the condensed consolidated balance sheet as net investment in leasing operations--direct finance and sales-type leases. Note financing activity retained by the Company is classified as notes receivable in the condensed consolidated balance sheet. All related external financing is recorded in discounted lease rentals, notes payable or convertible subordinated debentures.

     OPERATING LEASE REVENUE, NET. All leases not qualifying as direct finance or sales-type leases are classified by the Company as operating leases. In connection with operating leases, the Company retains substantially all the benefits and risks of ownership of the asset. Revenue from operating leases consists of monthly rentals and is reflected in the condensed consolidated statement of operations evenly over the life of the lease as rental revenue on operating leases. The related equipment or vehicle cost is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value.

     This depreciation is reflected in the condensed consolidated statement of operations as depreciation on operating leases. The Company also incurs interest expense as a result of its external financing of these leases. In calculating the operating lease revenue, net, in the preceding table, depreciation on operating leases and interest expense allocated to operating leases have been subtracted from rental revenue from operating leases. Depreciation is allocated on a specific identification basis, while interest expense is allocated as described above.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues for the third quarter of 1996 totaled $1,636,000, an increase of 112% from $773,000 in the third quarter last year. Gross originations of financing transactions for the three months ended September 30, 1996 totaled $37.4 million compared to $2.5 million for the same period in 1995. The 1996 originations included a larger percentage of operating leases, which generate revenues throughout the lease term, as opposed to notes, which generate revenues primarily upon sale. The Company generated fee income of $789,000 related to the sale of transactions with a basis of $26.1 million in the three months ended September 30, 1996, compared to fee income of $3,000 on the sale of transactions with a basis of $1.0 million in the three months ended September 30, 1995.

     New jurisdictions have generally adopted a more controlled casino licensing process, creating increased competition for fewer licenses, and favoring larger, established casino operators which generally have lower cost of capital. To counter these market conditions, the Company has introduced new financing products, expanded its presence within the existing gaming markets and obtained alternative funding sources for its financing products. Specifically, in the first quarter of 1996, the Company introduced its "SlotLease" operating lease program, and, during the second quarter, opened a sales office in Las Vegas, Nevada. In addition, recently signed revolving agreements have increased the Company's funding capability by $25 million
(see Note 3).   In order to further its strategy of increasing its leasing activities, the Company is pursuing licenses that would permit it to own or possess gaming equipment in various jurisdictions. In October 1996, the Company received its license to distribute gambling devices and/or associated gaming equipment for use in Iowa. The Company is also licensed as a gaming equipment distributor in Minnesota, and has gaming license applications pending in other jurisdictions.

     Although the development of new gaming establishments in emerging markets has slowed since 1994, management believes that smaller financings with existing operators for equipment replacement, expansion and upgrades will continue to provide additional financing opportunities. The Company continues to devote considerable resources to develop expanded warehousing lines and a network of funding sources focused on smaller transactions. The successful development of this program, involving a higher volume of transaction originations to a broader base of casino operators, would reduce the Company's fee income fluctuations inherent in large emerging market transactions. In addition, management continues to explore additional funding sources and investment opportunities in the gaming industry.

     Finance income, net, decreased approximately $76,000 for the three months ended September 30, 1996 when compared to the three months ended September 30, 1995. The decrease primarily reflects the effect of the impairment of the Eagles Nest loans, recognized in the third quarter of 1995.

     The transaction contribution from operating lease revenue, net, for the three months ended September 30, 1996 decreased approximately $13,000 when compared to the same period in 1995, primarily attributable to higher depreciation and interest in 1996. The Company's operating lease portfolio on a weighted basis is in the early stage of the lease term, when depreciation and interest reduce the income contribution to the Company. These leases are expected to generate revenues throughout their lease term, which is generally 36 months, and make a positive income contribution in the latter stage of the lease term.

     Gain on sale of assets increased $5,000 in the three months ended September 30, 1996 when compared with the same period in 1995. These gains relate to the Company's vehicle portfolio. The Company has not engaged in vehicle originations since 1994.

     Selling, general and administrative expenses increased approximately $123,000, or 22%, for the three months ended September 30, 1996 when compared to the same period in 1995. The increase is primarily attributable to higher payroll costs related to the higher level of originations, gaming licensing costs, and costs associated with increasing the Company's funding capabilities.

     Income before income taxes was $196,000 in the third quarter of 1996, compared with a loss before income taxes of $7,377,000 in the same period last year. The improvement in 1996 reflects the $702,000 increase in total transaction contribution and the provision for uncollectible receivables in 1995 described in Note 2.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues for the nine months ended September 30, 1996 totaled $3,843,000, an increase of 11% from $3,449,000 in the same period last year. Gross originations of financing transactions for the nine months ended September 30, 1996, more than doubled to $61.5 million compared to $29.5 million for the same period in 1995. The Company generated fee income of $1,847,000 related to the sale of transactions with a basis of $46.5 million in the nine months ended September 30, 1996, compared to fee income of $662,000 on the sale of transactions with a basis of $20.6 million in the nine months ended September 30, 1995.

     Finance income, net, decreased approximately $611,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The decrease primarily reflects the effect of the impairment of the Eagles Nest loans, recognized in the third quarter of 1995.

     Operating lease revenue, net, decreased approximately $19,000 for the nine months ended September 30, 1996 compared with the same period in 1995, primarily attributable to higher depreciation in 1996. The Company's operating lease portfolio on a weighted basis is in the early stage of the lease term, when depreciation and interest reduce the income contribution to
the Company.   These leases are expected to generate revenues throughout
their lease term, which is generally 36 months, and make a positive income contribution in the latter stage of the lease term.

     Gain on sale of assets decreased approximately $26,000 in the nine months ended September 30, 1996 when compared with the same period in 1995, due primarily to the smaller vehicle portfolio to which it relates. The Company has not engaged in vehicle originations since 1994.

     Other income, net, in the nine months ended September 30, 1996 primarily reflects the recognition of $200,000 of income relating to the receipt of 371,000 shares of Dion common stock, as discussed in Note 2. This was partially offset by a loss on the sale in the second quarter of certain notes receivable, which had been held in the Company's portfolio. While these notes were performing, the yield was below the Company's target. The sale of these notes improved liquidity and enabled the Company to pursue other opportunities.

     Selling, general and administrative expenses decreased approximately $180,000, or 9%, for the nine months ended September 30, 1996 when compared to the same period in 1995. The decrease is primarily attributable to costs related to uncompleted debt offerings in 1995.

     Income before income taxes was $354,000 in the first nine months of 1996, compared with a loss before income taxes of $7,449,000 in the same period last year. The improvement in 1996 primarily reflects the 37% increase in total transaction contribution in 1996 and the provision for uncollectible receivables in 1995 described in Note 2.

INCOME TAXES

     The effective income tax rate in 1996 was approximately 37%, which is higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

     The Company recognized a $2,590,000 income tax benefit in 1995 relating to the pre-tax loss of $7.2 million (a 36.0% effective rate). The effective income tax rate in 1995 was lower than in 1996 because the Company may not realize the tax benefit of its net operating loss in all states in which it does business. In July 1996, the Company realized approximately $1.0 million of this benefit via receipt of a refund of federal income taxes paid related to 1994. The remaining net operating loss carryforward will be an available deduction from future taxable income through 2008. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.


LIQUIDITY AND CAPITAL RESOURCES

     The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the operating and financing activities described above, and various forms of borrowings (both recourse and non-recourse). The higher level of net cash provided by operating activities in the nine months ended September 30, 1996, when compared with the same period in 1995, primarily reflects the $2.7 million of net cash provided by the sale of notes receivable, the $1.0 million income tax refund, both discussed above, as well as lower purchases of notes receivable in the 1996 period. The higher level of cash used in investing activities in the nine months ended September 30, 1996 primarily reflects the $5.7 million investment in equipment for operating leases. The Company's strategy to increase its leasing activities involves a higher level of investment in equipment under operating leases, financed primarily through discounted lease rentals. The higher level of net cash used in financing activities in the nine months ended September 30, 1995 is primarily the result of greater principal payment on notes payable and discounted lease rentals in the ordinary course of business during the 1995 period.

     The following summarizes the significant funding sources and activities of the Company.

DEBT FINANCING

     DISCOUNTED LEASE RENTALS.   Subsequent to origination of selected
leases, the Company discounts the remaining lease payments, including residuals, with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally non-recourse to the Company as to the monthly lease payments and recourse as to the residual values. As lessees make payments directly to the respective financial institution, interest income on sales-type leases or rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals in the condensed consolidated balance sheet. The net increase of

 $3,682,000 from December 31, 1995 to September 30, 1996 primarily reflects additional borrowings to finance the Company's investment in equipment for operating leases.

     NOTES PAYABLE. Total notes payable decreased $1,149,000 from $4,259,000 as of December 31, 1995 to $3,110,000 as of September 30, 1996. The net decrease is the result of additional borrowings of $1.9 million ($1.4 million of which was a noncash investment in equipment under operating leases), offset by payments of $3.0 million. Included in the nine months ended September 30, 1996 is the payment in full of the $741,000 balance of a bridge note advanced to the Company in 1995, which was due and made in January 1996.

     In June 1996, the Company entered into an agreement with a major equipment manufacturer to provide up to $20 million in financing for the Company. In July 1996, the Company entered into an agreement with a bank to provide a $5 million revolving warehousing loan for the Company for a one year term.

     CONVERTIBLE SUBORDINATED DEBENTURES. As of September 30, 1996, the Company has outstanding $2,100,000 of unsecured Convertible Subordinated Debentures (the "Debentures"), which are subordinated to other borrowings of the Company. The Debentures require payments of principal and interest in 8 remaining equal quarterly installments of $297,534 through September 30, 1998. Interest on the Debentures accrues at an annual rate of 11.5%. At the option of the holders, the Debentures are convertible into shares of the Company's common stock at a price of $4.25 per share. The Company may prepay any unconverted Debentures.


CAPITAL RESOURCES

     The Company's current financial resources, including estimated cash flows from operations, the bank working capital line of credit and revolving warehousing loans, and the manufacturer's credit facility are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company is continuing to explore other possible sources of capital, primarily debt, in order to continue to focus on its strategy of increasing its leasing activities. There is no assurance that additional equity or debt financing, if required, can be obtained or will be available on terms acceptable to the Company.

     Inflation has not been a significant factor in the Company's operations.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

            EXHIBIT                                            PAGE
            NUMBER                DESCRIPTION                  NUMBER
            -------               -----------                  ------
            11         Calculation of earnings per share         16
            27         Financial data schedule                   17

        b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1996.




                                  SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PDS FINANCIAL CORPORATION



Dated:   November 8, 1996              By: /s/   PETER D. CLEARY
                                          ----------------------
                                          Chief Financial Officer
                                          (a duly authorized officer)