Form 10KSB40
period 1996-12-31
PDS FINANCIAL CORP
filed 1997-03-28
CIK 921438

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                              - - - - - - - - - - - - -
                                     FORM 10-KSB

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended:  December 31, 1996, Commission File No. 0-23928

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1943 [No Fee Required]

                              PDS Financial Corporation
              ----------------------------------------------------------
                    (Name of Small Business Issuer in its Charter)

          Minnesota                             41-1605970
--------------------------------          ---------------------
(State or other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)

 6442 City West Parkway, Suite 300, Eden Prairie, Minnesota       55344
----------------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)

                                    (612) 941-9500
                   ------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, $.01 Par Value
                             ----------------------------
                                   (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes   X            No
                              ------             -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
  X
-----

State issuer's revenues for its most recent fiscal year  $6,360,494.

The aggregate market value of voting stock held by nonaffiliates of the Issuer on February 28, 1997, was $5,563,487.

The number of shares outstanding of the Issuer's only class of common stock on February 28, 1997, was 3,119,816.

                       THE EXHIBIT INDEX IS LOCATED AT PAGE 29.

                         DOCUMENTS INCORPORATED BY REFERENCE
    The following portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by the reference below as the Item of this Form 10-KSB indicated. The Registrant will file with the Securities and Exchange Commission (the "Commission") the Proxy Statement before April 29, 1997.

Part of Form 10-KSB                              Portion of Proxy Statement
-------------------                          --------------------------

1.  Part III, Item 9.  Directors,      1.   See caption entitled "Election
    Executive Officers, Promoters           of Directors".
    and Control Persons; Compliance
    with Section 16(a) of the
    Exchange Act.

2.  Part III, Item 10.  Executive      2.   See caption entitled "Executive
    Compensation.                           Compensation".

3.  Part III, Item 11.  Security       3.   See caption entitled "Voting
    Ownership of Certain Bene-              Securities and Principal Holders
    ficial Owners and Management.           Thereof".

4.  Part III, Item 12. Certain         4.   See caption entitled "Certain
    Relationships and Related               Transactions".
    Transactions.

                                        PART I


    ITEM 1.   DESCRIPTION OF BUSINESS.

    PDS Financial Corporation (the "Registrant" or the "Company"), formerly known as Progressive Distribution Systems, Inc. d/b/a PDS Leasing Services, was incorporated under the laws of the State of Minnesota in 1988. Since the date of the Registrant's initial filing on Form SB-2 on May 19, 1994, the Registrant has not changed its form of organization or mode of conducting business and has not acquired or disposed of any material amount of assets other than in the ordinary course of business.

    The Company is engaged in the business of providing financing to the gaming industry throughout the United States. These financings, typically structured as leases or notes, are generally related to, and collateralized by, gaming equipment and other furniture, fixtures and equipment used in casino operations. More specifically, the gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. Furniture, fixtures and other equipment used in casino operations and financed by the Company includes security and surveillance equipment, player tracking systems, computers, gaming tables and chairs, restaurant and hotel furniture, vehicles and other equipment. In 1996, the Company introduced SlotLease-TM-, a specialized leasing program for slot machines and other electronic gaming devices.

    The Company was founded in 1988 as a leasing company, specializing in vehicle and general equipment leasing transactions. Contemporaneous with the growth in emerging gaming markets, the Company began providing equipment financing for new Indian casinos in the Upper Midwest in 1991. Since 1992, the Company has focused on transactions with operators of land-based, riverboat and dockside casinos and gaming equipment manufacturers in other emerging markets as well as in the traditional gaming markets of Nevada and New Jersey. In 1996, the Company established a sales office in Las Vegas, Nevada. The Company believes it is currently the only independent, publicly traded finance and leasing company licensed to own gaming devices in Nevada, Iowa and Minnesota.

GAMING INDUSTRY

    The gaming industry has experienced substantial growth in recent years. Prior to 1979, high stakes gaming activities were limited to the traditional gaming markets of Nevada and New Jersey. These traditional markets are characterized by approximately 200 land-based casinos, generating annual revenues of approximately $10 billion. Between 1979 and 1988, however, gaming activities by various Indian tribes developed, leading to the federal enactment of the Indian Gaming Regulatory Act of 1988 ("IGRA"). Pursuant to IGRA, Class III gaming, which includes slot machines, blackjack, roulette and craps, may only be conducted pursuant to agreements between Indian tribes and states. These agreements, called tribal-state compacts, typically describe the types of casino games to be offered by the casino. Class III gaming is currently conducted by tribes in many states and Class II gaming (primarily bingo) is conducted in several other states.

    The growth of Indian gaming served as a catalyst for certain jurisdictions to consider non-Indian casino gaming because of its potential as a source of government revenue. Since 1989, various forms of casino gaming have been legalized in Colorado, Illinois, Indiana, Iowa, Louisiana,

Mississippi, Missouri and South Dakota (the "emerging markets"). The emerging markets are characterized by approximately 200 land and river-based casinos, generating annual revenues of approximately $5 billion. In addition, casinos operate on cruise ships sailing out of a number of states, including California, Florida, Georgia, Hawaii and New York. Several other states have approved or are considering approval of some form of casino gaming.

    The Company is presently focusing its efforts on the traditional markets of Nevada and New Jersey, as well as the emerging markets, which on a combined basis contain approximately 275,000 slot machines.

COMPANY STRATEGY

    The Company's strategy is to increase its portfolio of assets under lease, and thereby increase revenues. The Company intends to continue to focus on gaming equipment financings in existing gaming markets and to pursue new gaming market opportunities as they emerge. The Company generally targets established casino operators that are opening new casinos or are expanding and retrofitting existing facilities, as well as new casino operators that have acceptable credit quality. The Company intends to continue to focus on gaming equipment financings because it believes gaming equipment historically retains its value better than most assets.

    The Company believes it is able to offer a wider variety of gaming equipment financing structures such as operating leases, than many other financial institutions. This is especially important for small to mid-sized casino operators, many of which are subject to financing covenants which restrict indebtedness. Under an operating lease, the Company retains ownership of the asset, along with the attendant risks and rewards. The Company receives rental income under a non-cancelable lease, which typically has a term of 36 months. The casino operator incurs rental expense, but does not reflect an asset or liability in its balance sheet. At the end of the lease term, the casino operator generally has an option to purchase the equipment or extend the lease term another 12 to 24 months.

    Most jurisdictions regulate possession and ownership of gaming devices. The Company is licensed to possess and own gaming devices in Nevada, Iowa and Minnesota. The Company intends to pursue similar licenses in other major gaming jurisdictions within the United States. Many financial institutions are not licensed to own gaming devices and thereby are precluded from providing operating leases. In addition, banks or other financial institutions often are unwilling to provide such financing, particularly in emerging markets, or may be unable to provide sufficient funding commitments on a timely basis. While gaming equipment financing may be available to a casino operator from the manufacturers, this financing may not be on the most favorable terms, and the manufacturers generally do not offer sufficient financing for other necessary furniture, fixtures and equipment. In addition, the Company believes its experience in and knowledge of the industry, as well as its licenses allow it to offer financing packages and services that meet the needs of the industry in a more effective manner than traditional financing sources and equipment manufacturers.

    The Company's strategy includes developing a presence in the secondary market for the sale and lease of used gaming devices. When gaming devices come off lease at the end of the lease term, the Company either leases them to another customer or sells them. In order to maximize its return on investment, the Company intends to control the ultimate disposition of the assets they lease, as do most successful leasing companies. The Company believes this strategy is a logical extension of its lease program.

STRUCTURE OF EQUIPMENT FINANCING TRANSACTIONS

    The Company's financing transactions, generally in the form of a lease or secured note, either are originated directly by the Company with the casino or are structured jointly with the manufacturer or distributor of the equipment or furnishings. The Company generally funds the purchase of the equipment under lease or note by selling all or a portion of its interest in the payment stream to an institutional investor, often simultaneously with origination. The sale price of a transaction is based upon the discounted present value of the payment stream. The Company's ability to locate investors to purchase its transactions depends on pricing, the credit quality of the lessees or borrowers, the Company's reputation and the credit standards and current demands of financial institutions.

    When the Company does not sell a transaction immediately, it utilizes its working capital or external financing (principally bank borrowings) to fund the transaction. In most of these cases, the Company will "warehouse" the transactions on a temporary basis for remarketing one to six months after origination. Such warehousing permits the Company to "season" the transactions, which may increase the ultimate sale price after the creditworthiness of the lessee or borrower has been demonstrated, and also allows the Company to seek multiple purchasers for the transactions. In addition, warehousing permits the Company to package multiple transactions into pools for sale to financing sources, which can enhance the marketability and increase the sale prices of the transactions.

    In many cases in which the Company originates financing transactions jointly with gaming equipment manufacturers or distributors ("vendors") the vendors agree to provide a credit enhancement. Such credit enhancements typically take the form of providing a guarantee, agreeing to repurchase, remarket or repossess the equipment in the event of default, purchasing a subordinated participation or a combination of these methods. These enhancements make the transaction more attractive to institutional investors, increasing the sale price and the resulting profitability of these transactions. In some cases, the Company works directly with a vendor to arrange financing for casino operators.

COMPETITION

    The finance industry is highly competitive. The Company competes with substantially larger companies that have more capital and resources. In the gaming equipment market, the Company believes its principal competitors are the equipment manufacturers, with whom the Company sometimes jointly markets its services. The Company believes its ability to offer casino operators gaming devices under operating lease structures provides a competitive advantage over non-licensed financial institutions.

    The Company competes on the basis of offering flexibility in structuring leases and other financial transactions, commitment to prompt attention to customer needs, creative solutions to non-traditional financing requests, competitive pricing, attention to detail, professional standards and service, and immediate reactions to changes in the financial marketplace. In addition to financing gaming equipment, the Company finances substantially all other types of furniture, fixture and equipment used in a casino operation.

GOVERNMENT REGULATION

    Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal, state and, in Canada, provincial regulation and oversight. The Company is licensed as a gaming equipment distributor under Nevada, Iowa and Minnesota gaming laws. In addition, in 1996 the Company filed gaming license applications in New Jersey and Colorado, which are currently pending. Gaming on Indian land is further regulated by tribal governments. Changes in federal, state or tribal laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted on Indian land. In addition, numerous lawsuits nationwide seek to limit or expand Indian gaming activities. The outcome of changes in laws or regulations cannot be predicted.

    No investor may become a holder of 5% or more of the Company's stock without first agreeing to consent to a background investigation, provide a financial statement, and respond to questions from gaming regulators.

EMPLOYEES

    As of February 28, 1997, the company employed 15 persons, including 5 in direct sales and marketing and 10 in general and administrative functions. All of these persons are full-time employees.

    ITEM 2.   DESCRIPTION OF PROPERTY.

    The Registrant's headquarters are located in approximately 6,000 square feet of leased office space at 6442 City West Parkway, Suite 300, Eden Prairie, Minnesota 55344, under a 60 month operating lease which expires January 14, 2000. In addition, the company maintains a sales office located in approximately 2,000 square feet of leased space at Flamingo Executive Park, 1050 East Flamingo Road, Suite N-377, Las Vegas, Nevada under a 13 month lease which expires December 31, 1997. Combined monthly rent, which includes the Company's pro rata share of taxes, utilities and common area charges, is $12,000. The Company considers the facilities as adequate and highly suitable for the purposes they currently serve.

    ITEM 3.   LEGAL PROCEEDINGS.

    The Registrant is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the quarter ended December 31, 1996, no matter was submitted to a vote of security holders.

                                       PART II

    ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    See attached caption entitled "Common Stock".

    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    See attached caption entitled "Management's Discussion and Analysis".

    ITEM 7.   FINANCIAL STATEMENTS.

    See attached captions entitled "Consolidated Balance Sheet", "Consolidated Statement of Operations", "Consolidated Statement of Stockholders' Equity", "Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants".

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    No changes in accountants or disagreements between the Registrant and its accountants regarding accounting principles or financial statement disclosures have occurred within the twenty-four months prior to date of Registrant's most recent financial statements.

                                       PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1997, referenced on page 2 of this Form 10-KSB.

    ITEM 10.  EXECUTIVE COMPENSATION.

    See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1997, referenced on page 2 of this Form 10-KSB.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1997, referenced on page 2 of this Form 10-KSB.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1997, referenced on page 2 of this Form 10-KSB.

    ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

   EXHIBIT
     NO.      DESCRIPTION
   -------     -----------

Incorporated by Reference:

    3.1*      Articles of Incorporation, as amended, of the Registrant
              (including amendment approved by the sole stockholder on March
              24, 1994)
    3.2*      Bylaws of the Registrant
    4.1*      Specimen of Common Stock Certificate
    4.2*      Indenture of Trust between the Registrant and First Trust
              National Association dated as of November 2, 1993 and First
              Supplemental Indenture of Trust dated as of November 8, 1993
    10.2*     1993 Stock Option Plan
    10.3*     Form of Incentive Stock Option Agreement
    10.4*     Form of Non-Qualified Stock Option Agreement
    10.5*     Employment Agreement between the Registrant and Johan P. Finley
    10.7*     Employment Agreement between the Registrant and David R. Mylrea
    10.8*     Employment Agreement between the Registrant and Lona M. B. Finley
    10.9*     Form of Tax Indemnification Agreement between the Registrant and
              Johan P. Finley
    10.18**   Warrant to Purchase 25,000 Shares of Common Stock, dated December
              15, 1994, issued to Miller & Schroeder Investments Corporation in connection with $1,000,000 Loan
    10.19*** Employment Agreement between the Registrant and Robert M. Mann. 10.20*** Employment Agreement between the Registrant and Peter D. Cleary.

--------------
    * Incorporated by reference to the Registrant's previously filed Form SB-2 Registration Statement No. 33-76948C
    ** Incorporated by reference to the Registrant's previously filed Form SB-2 Registration Statement No. 33-88692
    *** Incorporated by reference to the Registrant's previously filed Form 10-KSB for the year ended December 31, 1995

Submitted Herewith:

    11.1      Statement re: Computation of Per Share Earnings
    21.1      Subsidiaries of the Registrant
    23.1      Consent of Independent Accountants
    27        Financial Data Schedule for the year ended December 31, 1996
              (EDGAR filing only)
    99        Cautionary Statements

(b) REPORTS ON FORM 8-K.

    The Registrant was not required to file any reports on Form 8-K for the quarter ended December 31, 1996.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL:
PDS Financial Corporation (the "Company") is in the business of providing financing to the gaming industry throughout the United States. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and other furniture, fixtures and equipment used in casino operations. The Company also has financed gaming riverboats and related casino amenities. In 1996 the Company introduced Slotlease-TM-, a specialized leasing program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, Iowa and Minnesota to provide this financing alternative.

The Company's strategy is to increase its portfolio of assets under lease and thereby increase revenues and cash flow. In addition to its leasing activities, the Company also originates note transactions, which it generally sells to institutional investors. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes.

The Company's quarterly operating results, including net income or loss, have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. These transactions can be in the negotiation and documentation stage for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results which may be expected for any other period. The Company believes that the development of its lease portfolio will lead to increased recurring rental revenues, which will tend to lessen the fluctuations of the historical operating results.

ACCOUNTING FOR COMPANY ACTIVITIES:
The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are transferred to the lessee. In accordance with the Statement of Financial Accounting Standards No. 13, direct finance leases are afforded accounting treatment similar to that for notes receivable. The balance of the equipment financings are structured as operating leases, under which the Company retains substantially all of the benefits and risks of ownership. Consistent with the Company's strategy to increase its leasing activities, the 1996 originations involve a greater mix of operating leases, which generate revenues throughout the lease term, as opposed to notes, which generate revenues primarily upon sale.

The Company's revenue generating activities can be categorized as follows: (i) fee income, resulting principally from the sale of lease or note receivable transactions; (ii) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company;
(iii) rental income from operating lease activity; and (iv) other.

The majority of the Company's gross originations have historically been structured as notes or direct finance leases, which are then generally sold to institutional investors. Upon sale, the Company records fee income, reflecting the net transaction contribution (gross sale price less carrying value of the related asset), with no offsetting direct expense in its Consolidated Statement of Operations. Generally accepted accounting principles require the Company to reflect gross revenues, rather than the net transaction contribution, for the other categories of financing activities. Therefore, a comparison of the "transaction contribution" of each of the categories of activities (as shown in the following table) provides a more meaningful analysis of the Company's Consolidated Statement of Operations than a comparison of relative gross revenues.

The following table sets forth the Company's Consolidated Statement of Operations and origination data for the years ended December 31, 1996, 1995 and 1994, calculating the transaction contribution derived from each of the types of financing income by matching the revenues with the corresponding component of the Company's direct costs and expenses.

                                                                  Year Ended December 31,
                                                     ------------------------------------------------
                                                         1996              1995              1994
                                                     ------------      ------------     -------------
FEE INCOME . . . . . . . . . . . . . . . . . . .    $  2,486,366      $  1,211,722     $   4,712,297
                                                     ------------      ------------     -------------
FINANCE INCOME, NET

  Finance income . . . . . . . . . . . . . . . .         798,324         1,755,441         2,278,621

  Less: Interest expense . . . . . . . . . . . .         361,017           794,994         1,102,634
                                                     ------------      ------------     -------------
  Finance income, net. . . . . . . . . . . . . .         437,307           960,447         1,175,987
                                                     ------------      ------------     -------------
OPERATING LEASE ACTIVITY, NET

  Rental revenue on operating leases . . . . . .       2,938,477         1,639,704           974,096

  Less: Depreciation . . . . . . . . . . . . . .       2,203,476         1,208,363           693,247

        Interest expense . . . . . . . . . . . .         770,303           242,526           219,741
                                                     ------------      ------------     -------------
  Operating lease activity, net. . . . . . . . .         (35,302)          188,815            61,108
                                                     ------------      ------------     -------------
OTHER INCOME, NET. . . . . . . . . . . . . . . .         137,327            81,797           158,410
                                                     ------------      ------------     -------------
TOTAL TRANSACTION CONTRIBUTION . . . . . . . . .       3,025,698         2,442,781         6,107,802
                                                     ------------      ------------     -------------
Provision for uncollectible receivables. . . . .         170,000         6,907,700            75,000

Selling, general and administrative expenses . .       2,148,774         2,524,025         2,395,774

Interest expense attributable to residuals . . .         222,605           215,131            41,077
                                                     ------------      ------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . .         484,319        (7,204,075)        3,595,951

Provision for income taxes (benefit) . . . . . .         179,000        (2,590,000)        1,630,000
                                                     ------------      ------------     -------------
NET INCOME (LOSS). . . . . . . . . . . . . . . .    $    305,319      $ (4,614,075)    $   1,965,951
                                                     ------------      ------------     -------------
                                                     ------------      ------------     -------------

GROSS GAMING ORIGINATIONS: . . . . . . . . . . .    $ 73,765,447      $ 38,880,523     $ 110,091,066
                                                     ------------      ------------     -------------
                                                     ------------      ------------     -------------


The types of financing income are further described below:

FEE INCOME. The Company generally funds the equipment financing transactions it originates through a sale of such transactions (i.e., the sale of all of the Company's right, title and interest in the underlying equipment and future payment stream from the related notes or direct finance leases). A sale may occur simultaneously with the origination or several months thereafter. At the time of sale, the Company records fee income equal to the difference between the selling price and the carrying value of the related asset (including unamortized initial direct costs). The calculation of fee income reflects any cash discounts received by the Company from equipment manufacturers. Fee income also includes commissions earned for arranging financing in which the Company is not a party to the transaction.

Upon the sale of a note or direct finance lease held for a period of time, the Company removes the underlying asset from its Consolidated Balance Sheet.

FINANCE INCOME, NET. For the period during which the Company holds a note receivable or direct finance lease, finance income is recognized over the term of the underlying note or lease in a manner which produces a constant percentage rate of return on the asset carrying cost. Over the same period, the Company incurs interest expense as a result of any corresponding external financing. In calculating the net amount of finance income in the preceding table, the component of interest expense allocated to carrying notes receivable and direct finance leases has been subtracted from finance income. The allocation of interest expense is based first upon any borrowings specifically identified with a related asset, and secondarily, all remaining interest is allocated to notes receivable, direct finance leases, operating leases and investment in residual interests on a pro-rata basis.

For those direct finance leases held by the Company, the present value of both the future minimum lease payments and estimated residual asset values, if any, are recorded in the Consolidated Balance Sheet as net investment in leasing operations-direct finance leases. Note financing activity retained by the Company is classified as notes receivable in the Consolidated Balance Sheet. All related external financing is recorded in discounted lease rentals, notes payable or convertible subordinated debentures.

OPERATING LEASE ACTIVITY, NET. Operating leases are defined as those leases in which substantially all the benefits and risks of ownership of the leased asset are retained by the Company. Revenue from operating leases consists of monthly rentals and is reflected in the Consolidated Statement of Operations, evenly over the life of the lease, as rental revenue on operating leases. The cost of the related equipment is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. This depreciation is reflected in the Consolidated Statement of Operations as depreciation on operating leases. The Company also incurs interest expense as a result of its external financing of these leases. In calculating operating lease activity, net, in the table above, depreciation on operating leases and interest expense allocated to operating leases have been subtracted from rental revenue on operating leases. Depreciation is allocated on a specific identification basis, while interest expense is allocated as described above.

For operating leases, the cost of equipment, less accumulated depreciation, is recorded in the Consolidated Balance Sheet as net investment in leasing operations-equipment under operating leases, net. All related external financing is included in discounted lease rentals, notes payable or convertible subordinated debentures.

OTHER INCOME, NET. Other income, net primarily reflects the gain or loss on the sale of leased assets. In situations where a lessee elects to return the asset to the Company rather than exercise the purchase option, the Company generally sells the asset and records a gain or loss in an amount equal to the difference between the sale price and the underlying carrying cost of the lease asset.

RESULTS OF OPERATIONS:
YEARS ENDED DECEMBER 31, 1996 AND 1995

Gross originations of financing transactions for the year ended December 31, 1996 totaled $73.8 million, compared with $38.9 million for 1995, an increase of 90%. The Company generated fee income of $2.5 million related to the sale of transactions with a basis of $52.9 million in 1996, compared with fee income of $1.2 million on the sale of transactions with a basis of $29.2 million in 1995. The more than 100% increase in fee income in 1996 is attributable to the Company's strategy to focus on gaming equipment replacement and upgrades, the introduction in 1996 of its Slotlease-TM- product, the development of additional, diversified funding sources, the Company's improved liquidity, and to a lesser extent, a rebound in the overall gaming equipment market.

As anticipated, the rate of new casino finance opportunities increased in 1996 from a depressed level in 1995. The 1995 period was adversely impacted by business failures experienced by certain emerging market operators. This constricted the availability of debt financing for casino construction, which in turn directly affected the demand for equipment financing in 1995. The 1995 period was also adversely affected by the cessation of business early in 1995 by the then major purchaser of the Company's transactions.

To counter these conditions the Company expanded its presence in the traditional segment of the existing gaming market (e.g., Las Vegas, Nevada and Atlantic City, New Jersey), developed additional funding sources for its financing products, and improved its liquidity by selling certain notes previously held in its portfolio. Specifically, in March 1996, the Company introduced Slotlease-TM-, a unique financing product, which was designed specifically for the gaming industry. Slotlease-TM- offers flexible and systematic trade-in/upgrade provisions, making it well suited to the replacement equipment needs of established casino operators. In June 1996, the Company opened its full-time sales office in Las Vegas, Nevada. This strategy, coupled with the new product, a full-time presence in Las Vegas and increased marketing efforts have better positioned the Company in the larger and more stable traditional segment of the gaming market. Throughout 1996, the Company devoted considerable resources to broadening its network of funding sources and improving its liquidity. Approximately 30% of the transactions which the Company sold during 1996 were sold to new funding sources. Further, during 1996, the Company increased its revolving borrowing capability from $1 million at the beginning of the year to $26 million at the end of the year.

Finance income, net, decreased approximately $523,000, or 54%, in 1996 when compared with 1995. The decrease primarily reflects the impairment of the Eagles Nest loans recognized in the third quarter of 1995.

The transaction contribution from operating lease activity decreased approximately $224,000 in 1996 from 1995. Consistent with the Company's strategy to increase its leasing activities, the 1996 originations included $22.0 million of operating leases as compared with none in 1995. As a result, the operating lease portfolio, grew significantly in 1996 from $2.9 million at the beginning of the year to $20.6 million at the end of the year. The decrease in the transaction contribution is attributable to the disproportionately higher interest expense in 1996. Rental revenue on operating leases increased approximately $1.3 million or 79% in 1996 over

1995. Related depreciation also increased approximately $1.0 million or 82% in 1996 over 1995. Interest expense, incurred in financing the purchase of the equipment under operating lease, increased $528,000 or 218%. The increase in interest expense is disproportionately higher because most of the funds required to purchase the new equipment under operating leases were borrowed. Conversely, the much smaller 1995 lease portfolio was less leveraged, and thus bore a relatively smaller interest charge. The Company's 1996 operating lease portfolio on a weighted average basis is in the early stage of the lease term, when depreciation and interest reduce the income contribution. These leases are expected to generate revenues throughout their lease term, which is generally 36 months, and make a positive income contribution in the latter stage of the lease term.

The increase in other income in 1996 is primarily the result of the receipt of common stock discussed in Note 12 of Notes to Consolidated Financial Statements.

The provision for uncollectible receivables decreased significantly in 1996, primarily as a result of the impairment of the Eagles Nest loans recognized in 1995. As discussed in the Notes to Consolidated Financial Statements, in the third quarter of 1995, the Company recorded an impairment allowance for the full amount of its loans to the management company for the facility and other associated costs, which aggregated $6.7 million.

Selling, general and administrative expenses decreased approximately $375,000 or 15% in 1996, when compared with 1995. The decrease is primarily attributable to $170,000 of costs related to uncompleted debt offerings in 1995 and lower payroll expense in 1996.

Interest expense attributable to residuals remained relatively constant.

The rate of the effective income tax provision in 1996 was approximately 37%, as compared to the rate of the effective income tax benefit of approximately 36% in 1995. The effective income tax rate in 1995 was lower than in 1996 because the Company does not expect to realize the tax benefit of its net operating loss in all states in which it does business.

YEARS ENDED DECEMBER 31, 1995 AND 1994

Gross originations of financing transactions for the year ended December 31, 1995 totaled $38.9 million, compared with $109.1 million for 1994, a decrease of 64%. The Company generated fee income of $1.2 million related to the sale of transactions with a basis of $29.2 million in 1995, compared with fee income of $4.7 million on the sale of transactions with a basis of $97.8 million in 1994. The 1994 period included fee income from several large gaming equipment financings within the then emerging Mississippi casino market. As anticipated, Mississippi market expansion slowed since the first half of 1994. As indicated above, the bankruptcies of certain emerging market operators adversely affected the demand for equipment financing. Since late 1994, new jurisdictions have generally adopted a more controlled licensing process, creating increased competition for fewer licenses, and favoring larger, established casino operators which often have access to financing at rates below those offered by the Company. As also indicated above, the 1995 period was adversely affected by the cessation of business in early 1995 by the major purchaser of the Company's transactions during 1994 .

Finance income, net, decreased approximately $216,000 or 18% in 1995 when compared with 1994. The decrease primarily reflects a lower yield on the portfolio of transactions held by the Company during 1995, largely as a result of the aforementioned change in market fundamentals, when compared with 1994, and the adverse effect of the impairment of the Eagles Nest loans recognized in the third quarter of 1995.

Operating lease activity, net, increased approximately $128,000 for 1995 over 1994. The increase is attributable to the Company's full year investment in operating lease activities during 1995.

The higher level of other income in 1994 reflects certain gains on vehicle leases. The Company ceased vehicle lease originations in 1994.

As discussed in the Notes to Consolidated Financial Statements, the provision for uncollectible receivables increased significantly, primarily as a result of the impairment of the Eagles Nest loans. In the third quarter of 1995, the Company recorded an impairment allowance for the full amount of its loans to the management company for the facility and other associated costs, which aggregated $6.7 million.

Selling, general and administrative expenses increased approximately $128,000 in 1995, when compared with 1994. The increase is primarily attributable to $170,000 of costs related to uncompleted debt offerings in 1995.

Interest expense attributable to residuals increased as a result of the Company's full year investment therein.

The rate of the effective income tax benefit in 1995 was approximately 36%, as compared to the rate of the effective income tax provision of approximately 45.3% in 1994. The effective income tax rate in 1994 was higher than in 1995 because it included a $300,000 net deferred tax liability, as a result of the Company's voluntary change from S Corporation status (under the provisions of the Internal Revenue Code) to C Corporation status.

   QUARTERLY RESULTS. The following table sets forth selected historical operating results for each quarter of 1996 and 1995. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The summation of quarterly per share amounts does not equal the calculation for the full year because each quarterly calculation is performed discretely.


                                              1996
                             ----------------------------------------
Quarter ended                Mar. 31   June 30   Sept. 30   Dec. 31
                             --------- --------- ---------- ---------
                             (in thousands, except per share amounts)

Total revenues...........    $ 1,236   $  971    $ 1,636    $ 2,517
Net income...............         81       18        124         82
Net income per
  fully diluted share....        .02      .01        .04        .03
Total originations.......      5,111   19,025     37,375     12,255


                                              1995
                             ----------------------------------------
Quarter ended                Mar. 31   June 30   Sept. 30   Dec. 31
                             --------- --------- ---------- ---------
                             (in thousands, except per share amounts)

Total revenues...........    $ 1,308  $ 1,368    $   773    $ 1,240
Net income (loss)........        (75)      29     (4,722)       154
Net income (loss) per
  fully diluted share....       (.02)     .01      (1.51)       .05
Total originations.......     12,533   14,385      2,540      9,423


As previously indicated, the Company has experienced significant fluctuations in its quarterly operating results during the past three years, due to the timing of completion of large financing transactions and the related recognition of fee income upon subsequent sale. The increase in revenues beginning in the third quarter of 1996 primarily reflects increased rental revenues on operating leases. The Company believes that the development of its lease portfolio will lead to increased recurring rental revenues, which will tend to lessen the fluctuations of the historical operating results.

LIQUIDITY AND CAPITAL RESOURCES:
The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the operating and financing activities described above, and various forms of borrowings (both recourse and non-recourse). The Company's cash and cash equivalents totaled $2.8 million at December 31, 1996, an increase of $1.9 million from December 31, 1995. During 1996, cash flow provided by operating activities totaled $9.3 million, an increase of $6.7 million from 1995. The higher level of cash provided by operating activities in 1996, when compared with 1995, primarily reflects the additional approximately $1.3 million of cash provided in 1996 by rental revenue on operating leases, as well as an increase of approximately $2.6 million in related lessee deposits. The higher level of cash provided by operating activities in 1996 also reflects approximately $1.3 million more fee income, approximately $1.6 million higher cash provided by net note receivable activity
and the receipt of the $1.0 million income tax refund.   The cash used in
investing activities in 1996 primarily reflects $21.1 million of investment in equipment for leasing. The Company's strategy to increase its leasing activities involves a higher level of investment in equipment under operating lease, financed primarily through discounted lease rentals. The higher level of financing activities in 1996 largely reflects the additional $18.6 million of new borrowings (primarily in the form of nonrecourse discounted lease rentals) which were utilized to fund the purchase of the aforementioned equipment for leasing. The following summarizes the significant borrowing activities of the Company.


DEBT FINANCING:
DISCOUNTED LEASE RENTALS. Subsequent to the origination of certain leases, the Company generally discounts the remaining lease payments with various financial institutions in return for a cash payments based on the present value of such payments. Proceeds from discounting are recorded in the Company's Consolidated Balance Sheet as discounted lease rentals. The discounted lease rentals are generally non-recourse to the Company. As lessees make payments to the respective financial institution, interest income on direct finance leases and rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals increased from $2,212,000 as of December 31, 1995, to $17,987,000 as of December 31, 1996. The
net increase of $15.8 million from December 31, 1995 to December 31, 1996 primarily reflects approximately $18.1 million of additional borrowings to finance the Company's investment in equipment for operating leases, partially offset by principal payments of $2.3 million.

NOTES PAYABLE. Total notes payable increased from $4,259,000 as of December 31, 1995, to $5,792,000 as of December 31, 1996. The net increase of approximately $1.5 million is primarily the result of noncash borrowings of approximately $4.1 million and cash proceeds from notes payable of $.5 million, partially offset by principal payments of $3.1 million. Proceeds from the new borrowings were used to finance the Company's investment in equipment for operating leases

In April 1996, the Company renewed its agreement with a bank to provide a $1 million working capital line of credit. In June 1996, the Company entered into an agreement with a major equipment manufacturer to provide up to $20 million to finance the Company's purchase of such manufacturer's equipment. In July 1996, the Company entered into an agreement with a bank to provide a $5 million revolving warehousing loan. Advances under these agreements aggregated $4.1 million at December 31, 1996.

CONVERTIBLE SUBORDINATED DEBENTURES. In 1993, the Company issued $2,984,000 of unsecured Convertible Subordinated Debentures (the Debentures), which bear interest at 11.5% and are subordinated to other borrowings of the Company. At December 31, 1996, $1,862,000 remains outstanding, which is due in seven equal quarterly installments of $298,000 through September 30, 1998. At the option of the holders, the Debentures are convertible into shares of the Company's common stock at a price of $4.25 per share. The Company may prepay any unconverted Debentures. As of December 31, 1996, there have been no such conversions or prepayments.

CAPITAL RESOURCES. The Company's current financial resources, including estimated cash flows from operations, the bank line of credit, the manufacturer's credit facility and revolving warehousing loan are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital, however there is no assurance that additional debt financing, if required, can be obtained or will be available on terms acceptable to the Company.

Inflation has not been a significant factor in the Company's operations.

FORWARD-LOOKING STATEMENTS:
The statements contained herein, which are not historical facts are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitation, demand and competition for the Company's products and services, the continued availability to the Company of adequate financing, changes in laws and regulations affecting the gaming industry, the ability of the Company to recover its investment in equipment, the ability of the Company to manage its growth, and other risk factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

                              CONSOLIDATED BALANCE SHEET
                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES

ASSETS                                                       DECEMBER 31,
                                                          1996          1995
                                                      -----------   -----------

 Cash and cash equivalents . . . . . . . . . . .     $ 2,760,200   $   870,109

 Restricted cash . . . . . . . . . . . . . . . .         197,057       354,992

 Accounts receivable . . . . . . . . . . . . . .       4,904,861       341,348

 Notes receivable, net . . . . . . . . . . . . .       6,392,194     6,636,649

 Net investment in leasing operations:

   Equipment under operating leases, net . . . .      20,560,731     2,913,226

   Direct finance leases . . . . . . . . . . . .       2,121,162       672,602

   Investment in residual interests. . . . . . .       1,555,178     1,945,904

   Equipment held for lease or sale. . . . . . .          69,216

 Income taxes receivable . . . . . . . . . . . .                     1,041,000

 Deferred income taxes . . . . . . . . . . . . .       1,032,000     1,268,000

 Other assets, net . . . . . . . . . . . . . . .         969,128       345,424
                                                      -----------   -----------

        Total assets . . . . . . . . . . . . . .     $40,561,727   $16,389,254
                                                      -----------   -----------
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses . . . . .     $ 6,441,937   $ 1,434,354

 Discounted lease rentals:

   Nonrecourse . . . . . . . . . . . . . . . . .      17,864,216     1,770,292

   Recourse. . . . . . . . . . . . . . . . . . .         122,560       441,721

 Notes payable . . . . . . . . . . . . . . . . .       5,791,956     4,258,905

 Convertible subordinated debentures . . . . . .       1,862,485     2,772,128

 Other liabilities . . . . . . . . . . . . . . .       2,741,248        76,619
                                                      -----------   -----------

        Total liabilities. . . . . . . . . . . .      34,824,402    10,754,019
                                                      -----------   -----------
 Commitment and contingencies

 Stockholders' equity:

   Common stock, $.01 par value, 20,000,000
      shares authorized, 3,119,816 shares
      issued and outstanding . . . . . . . . . .          31,198        31,198

   Additional paid-in capital. . . . . . . . . .       7,952,161     7,952,161

   Retained earnings (accumulated deficit) . . .      (2,246,034)   (2,348,124)
                                                      -----------   -----------
 Total stockholders' equity. . . . . . . . . . .       5,737,325     5,635,235
                                                      -----------   -----------
 Total liabilities and stockholders' equity. . .     $40,561,727   $16,389,254
                                                      -----------   -----------
                                                      -----------   -----------

                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES

REVENUES                                                YEAR ENDED DECEMBER 31,
                                                          1996          1995
                                                      ------------  ------------

   Fee income. . . . . . . . . . . . . . . . . .     $ 2,486,366   $ 1,211,722

   Finance income. . . . . . . . . . . . . . . .         798,324     1,755,441

   Rental revenue on operating leases. . . . . .       2,938,477     1,639,704

   Other income. . . . . . . . . . . . . . . . .         137,327        81,797
                                                      ------------  ------------

         Total revenues. . . . . . . . . . . . .       6,360,494     4,688,664
                                                      ------------  ------------

COSTS AND EXPENSES

   Depreciation on operating leases. . . . . . .       2,203,476     1,208,363

   Selling, general and administrative . . . . .       2,148,774     2,524,025

   Interest  . . . . . . . . . . . . . . . . . .       1,353,925     1,252,651

   Provision for uncollectible receivables . . .         170,000     6,907,700
                                                      ------------  ------------

         Total costs and expenses. . . . . . . .       5,876,175    11,892,739
                                                      ------------  ------------

 Income (loss) before income taxes . . . . . . .         484.319    (7,204,075)

 Provision for income taxes (benefit). . . . . .         179,000    (2,590,000)
                                                      ------------  ------------

 Net income (loss) . . . . . . . . . . . . . . .     $   305,319   $(4,614,075)
                                                      ------------  ------------
                                                      ------------  ------------

 Income (loss) per share . . . . . . . . . . . .     $       .10   $     (1.49)

 Number of shares used to compute per share amounts    3,126,848     3,092,876


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                        Retained
                                                                         Additional     Earnings
                                                   Common Stock            Paid-In    (Accumulated
                                                Shares        Amount       Capital      Deficit)       Total
                                             -----------    ----------  ------------  ------------  ------------

BALANCES, DECEMBER 31, 1994. . . . . .       3,008,181     $  30,081   $ 7,620,006   $ 2,265,951   $ 9,916,038

Issuance of stock upon
   exercise of stock options,
   including tax benefit . . . . . . .         111,635         1,117       332,155                     333,272

Net loss . . . . . . . . . . . . . . .                                                (4,614,075)   (4,614,075)
                                             -----------    ----------  ------------  ------------  ------------

BALANCES, DECEMBER 31, 1995                  3,119,816     $  31,198   $ 7,952,161   $(2,348,124)  $ 5,635,235

Fair market value adjustments                                                            (203,229)    (203,229)

Net income . . . . . . . . . . . . . .                                                   305,319       305,319
                                             -----------    ----------  ------------  ------------  ------------

BALANCES, DECEMBER 31, 1996. . . . . .       3,119,816     $  31,198   $ 7,952,161   $(2,246,034)  $ 5,737,325
                                             -----------    ----------  ------------  ------------  ------------
                                             -----------    ----------  ------------  ------------  ------------



                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES


                                                        YEAR ENDED DECEMBER 31,
                                                          1996          1995
                                                      ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)  . . . . . . . . . . . . . .     $    305,319  $(4,614,075)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization on
      operating leases . . . . . . . . . . . . .        2,203,476    1,208,363
    Provision for uncollectible receivables. . .          170,000    6,907,700
    Deferred income taxes. . . . . . . . . . . .          179,000   (1,549,000)
    Gain on sale of notes receivable, leases,
      leased equipment and residuals . . . . . .       (1,206,724)    (811,801)
    Purchases of notes receivable. . . . . . . .      (12,817,613) (19,300,128)
    Proceeds from:
      Sale of notes receivable . . . . . . . . .       15,171,819   15,554,144
      Collection on notes receivable . . . . . .        1,699,381    5,212,638
      Collection of principal on direct
        finance leases . . . . . . . . . . . . .        1,024,256    1,259,772
    Other, net . . . . . . . . . . . . . . . . .         (613,922)    (439,704)
    Changes in operating assets and liabilities:
      Restricted cash. . . . . . . . . . . . . .          157,935      683,956
      Accounts receivable. . . . . . . . . . . .         (508,263)     288,369
      Income taxes receivable. . . . . . . . . .        1,041,000     (768,706)
      Accounts payable and accrued expenses. . .         (143,122)  (1,083,093)
      Other liabilities. . . . . . . . . . . . .        2,664,629       36,933
                                                      ------------  -----------
          Net cash provided by
             operating activities. . . . . . . .        9,327,171    2,585,368
                                                      ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment for leasing
    and residuals. . . . . . . . . . . . . . . .      (21,123,740)
  Proceeds from sale of leases, leased
    equipment and residuals. . . . . . . . . . .        1,529,835    1,554,397
  Other. . . . . . . . . . . . . . . . . . . . .          (69,245)     (37,801)
                                                      ------------  -----------
          Net cash provided by (used in)
             investing activities. . . . . . . .      (19,663,150)   1,516,596
                                                      ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable. . . . . . . . . .          470,000    5,018,125
  Proceeds from discounted lease rentals . . . .       18,085,906    1,894,210
  Principal payments on notes payable. . . . . .       (3,088,822)  (8,129,760)
  Payments on discounted lease rentals . . . . .       (2,331,371)  (2,554,051)
  Principal payment on subordinated debentures .         (909,643)    (211,747)
  Proceeds from exercise of stock options. . . .                       305,463
                                                      ------------  -----------
          Net cash provided by (used in)
             financing activities. . . . . . . .       12,226,070   (3,677,760)
                                                      ------------  -----------

Net increase in cash and cash equivalents. . . .        1,890,091      424,204

Cash and cash equivalents at beginning of year .          870,109      445,905
                                                      ------------  -----------

Cash and cash equivalents at end of year . . . .     $  2,760,200  $   870,109
                                                      ------------  -----------
                                                      ------------  -----------


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:
PDS Financial Corporation (the Company) is in the business of providing financing to the gaming industry throughout the United States. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and other furniture, fixtures and equipment used in casino operations. The Company also has financed gaming riverboats and related casino amenities. In 1996, the Company introduced Slotlease-TM-, a specialized leasing program for slot machines and other electronic gaming devices.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of PDS Financial Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions between PDS Financial Corporation and its wholly-owned subsidiaries have been eliminated in consolidation.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to residual values, deferred income tax valuations and allowances for uncollectible receivables.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts. Restricted cash consists of cash received for executed financial transactions where the related funds have not been disbursed to or on behalf of borrowers or lessees. The Company has cash in checking and savings accounts at various banks. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996 and 1995, the Company's uninsured checking and savings account balances totaled approximately $2.6 million and $1.1 million, respectively.

LEASE ACCOUNTING:
Statement of Financial Accounting Standards No. 13, "Accounting for Leases", requires that the Company account for its leases by the operating or direct finance method. Operating leases are defined as those leases in which substantially all of the benefits and risks of ownership of the leased asset remain with the Company. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the asset to the lessee. After the inception of a lease, the Company usually engages in discounting or selling of leases to reduce or recover its cash investment in the asset. The methods of accounting for leases and the financial reporting effects of subsequent transactions are described below.

OPERATING LEASES. Lease revenue consists of monthly rentals and is reflected in the Consolidated Statement of Operations as "Rental revenue on operating leases". The cost of equipment is recorded as "Net investment in leasing operations - equipment under operating leases" in the Consolidated Balance Sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue and depreciation are recorded evenly over the life of the lease.

DIRECT FINANCE LEASES. Interest income from direct finance leases is recognized as a constant percentage return on asset carrying values and is reflected in the Consolidated Statement of Operations as "Finance income." The present value of both the future minimum lease payments and residual values are recorded in the Consolidated Balance Sheet as "Net investment in leasing operations - direct finance leases".

FEE INCOME:
Fee income includes gross profit from the sale to third parties of the Company's interest in notes receivable and direct finance leases. Upon sale, the Company records fee income equal to the difference between the sales price and the carrying value of the related asset (including unamortized initial direct costs). Fee income also includes commissions earned for arranging financing between unrelated parties.

RESIDUALS:
Residual values, representing the estimated value of the asset at the expiration of the lease, are recorded on a net present value basis in the consolidated financial statements at the inception of each direct finance lease originated by the Company. Investments in purchased residual interests are recorded at cost and are separately presented in the Company's Consolidated Balance Sheet. The Company periodically reviews residuals for possible impairment to ensure that they are appropriately valued.

DEBT ISSUANCE COSTS:
All direct costs incurred in obtaining interest-bearing debt are capitalized and included in the Consolidated Balance Sheet as part of "Other assets, net", and are amortized over the term of the underlying financing agreement using the interest method.

INITIAL DIRECT COSTS:
Initial direct costs related to direct finance and operating leases and notes receivable are capitalized and recorded in the Consolidated Balance Sheet as part of the related asset and are amortized over the term of the agreement using the effective interest method.

EQUIPMENT HELD FOR LEASE OR SALE:
Equipment held for lease or sale, which consists primarily of slot machines, is valued at the lower of specific unit cost or net realizable value.

PROPERTY AND EQUIPMENT:
Property and equipment, which consists primarily of furniture and office equipment, is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of five to seven years. Expenditures for maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Gains and losses on asset disposals are included in operations.

LICENSING COSTS:
Costs related to obtaining licenses in various states, necessary to own, possess and distribute gaming devices and associated equipment, are capitalized and included in "Other assets, net" in the Consolidated Balance Sheet and are being amortized over three years on a straight-line basis.

INVESTMENTS IN EQUITY SECURITIES:
Investments in equity securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders equity until realized. These fair values are determined using quoted market prices.

INCOME TAXES:
The Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined from the differences in the financial reporting and tax bases of assets and liabilities using enacted tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities.

NOTES PAYABLE WITH DETACHABLE STOCK PURCHASE WARRANTS:
Net proceeds from the issuance of notes payable with detachable stock purchase warrants are allocated between notes payable, and for the portion allocated to the warrants, additional paid-in capital based on their relative fair values on the issue date.

EARNINGS PER SHARE:
Primary earnings per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. Fully diluted earnings per share is similarly computed, but further assumes full conversion of the convertible subordinated debentures into common shares and elimination of the related interest requirements, net of income taxes.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement modifies the methodology for calculating earnings per share, and will be adopted by the Company effective December 31, 1997. The Company has not determined the impact of this statement.

2. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

BALANCE SHEET INFORMATION:
                                                           1996         1995
                                                      ------------  -----------
Other assets, net:
 Prepaid expense . . . . . . . . . . . . . . . .      $   402,639  $    63,301
 Property and equipment, net . . . . . . . . . .          153,076      135,719
 Licensing costs, net. . . . . . . . . . . . . .          110,407           --
 Debt issuance costs, net. . . . . . . . . . . .           43,148       98,098
 Investments and other . . . . . . . . . . . . .          259,858       48,306
                                                      ------------  -----------
                                                      $   969,128  $   345,424
                                                      ------------  -----------
                                                      ------------  -----------
Accounts payable and accrued expenses:
 Due under executed financial
   transactions. . . . . . . . . . . . . . . . .      $ 5,170,705  $   343,657
 Trade payables. . . . . . . . . . . . . . . . .          287,070      371,319
 Accrued interest payable. . . . . . . . . . . .          687,490      283,596
 Other accrued expenses. . . . . . . . . . . . .          296,672      435,782
                                                      ------------  -----------
                                                      $ 6,441,937  $ 1,434,354
                                                      ------------  -----------
                                                      ------------  -----------
Other liabilities:
 Lessee deposits . . . . . . . . . . . . . . . .      $ 2,657,298           --
 Other . . . . . . . . . . . . . . . . . . . . .           83,950  $    76,619
                                                      ------------  -----------
                                                      $  2,741,248 $    76,619
                                                      ------------  -----------
                                                      ------------  -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
                                                          1996          1995
                                                      ------------  -----------
Cash paid during the year for:
 Interest. . . . . . . . . . . . . . . . . . . .     $    902,298  $   944,034
 Income taxes, net refunds
   received. . . . . . . . . . . . . . . . . . .       (1,097,819)    (206,612)

Noncash activities:
Transaction closed but not
funded at year-end:
  Increase in accounts payable
    related to executed
    financial transactions . . . . . . . . . . .        5,150,705           --
  Increase in accounts receivable
    from sale of direct
    finance lease. . . . . . . . . . . . . . . .        4,113,500           --
 Increase in notes payable for
   purchase of equipment
   for leasing . . . . . . . . . . . . . . . . .        4,126,916           --
 Origination of direct finance lease
   or notes receivable for sale
   of equipment and residuals. . . . . . . . . .        3,095,523    3,497,414
 Cancellation of notes receivable in
   exchange for equipment held
   for lease or sale . . . . . . . . . . . . . .               --      399,919

Certain reclassifications have been made in the 1995 Consolidated Statement of Cash Flows to conform to the classifications used in 1996. These reclassifications had no effect on the net increase in cash and cash equivalents as previously reported.


3. NOTES RECEIVABLE:
Notes receivable consists of the following:
                                                          1996          1995
                                                      ------------  -----------
Notes receivable, due in varying
monthly installments, including
stated interest at rates from 10.3%
to 14.7% (effective rates range from
10.8% to 19.4%), through October
2000, collateralized by casino-related
equipment and furnishings and/or
lease agreements between the
borrower and a customer of
the borrower.. . . . . . . . . . . . . . . . . .      $ 6,190,382  $ 6,424,721

Other. . . . . . . . . . . . . . . . . . . . . .          272,725      397,283

Unamortized discount . . . . . . . . . . . . . .          (14,421)     (71,326)
                                                      ------------  -----------
                                                         6,448,686   6,750,678

Unamortized origination fees . . . . . . . . . .           16,508        8,971

Allowance for uncollectible
      amounts. . . . . . . . . . . . . . . . . .          (73,000)    (123,000)
                                                      ------------  -----------

                                                      $ 6,392,194  $ 6,636,649
                                                      ------------  -----------
                                                      ------------  -----------

Included in the notes receivable balances above are the Eagles Nest loans, for which an impairment allowance for the full amount of the loans ($6,331,000) has been recognized. Changes in the allowance for uncollectible receivables, including the Eagles Nest impairment allowance, are as follows:

                                                           1996         1995
                                                      ------------  -----------
Balance, beginning of year . . . . . . . . . . .     $  6,454,000  $   199,000
                                                      ------------  -----------
Charge-offs. . . . . . . . . . . . . . . . . . .         (237,000)    (652,700)

Recoveries . . . . . . . . . . . . . . . . . . .           17,000         ----
                                                      ------------  -----------
Net charge-offs. . . . . . . . . . . . . . . . .         (220,000)    (652,700)

Provision for uncollectible
receivables. . . . . . . . . . . . . . . . . . .          170,000    6,907,700
                                                      ------------  -----------

Balance, end of year . . . . . . . . . . . . . .     $  6,404,000  $ 6,454,000
                                                      ------------  -----------
                                                      ------------  -----------

The estimated fair value of notes receivable approximates their carrying value. The fair value is estimated using discounted cash flow analysis with interest rates currently being offered by the Company for notes with similar terms and credit risk.

Scheduled principal maturities for notes receivable based upon the terms noted above are as follows at December 31, 1996:


        Year Ending December 31
        -----------------------
                1997                      $  2,539,347
                1998                         2,117,270
                1999                         1,543,465
                2000                           248,604
                                          ------------
                                          $  6,448,686
                                          ------------
                                          ------------


4. NET INVESTMENT IN LEASING OPERATIONS:

Equipment under operating leases consists principally of gaming equipment the Company leases under agreements for periods ranging from 36 to 48 months at which time the lessee generally has the right to purchase the property at fair value. The Company generally discounts the lease rentals with a financial institution. The components of net investment in equipment under operating leases are as follows:

                                                          1996          1995
                                                      ------------  -----------

Operating leased assets. . . . . . . . . . . . .     $ 22,382,688  $ 4,608,348
Less accumulated depreciation. . . . . . . . . .       (1,821,957)  (1,695,122)
                                                      ------------  -----------

                                                      $ 20,560,731 $ 2,913,226
                                                      ------------  -----------
                                                      ------------  -----------


The components of net investment in direct finance leases are as follows:

                                                          1996          1995
                                                      ------------  -----------
Minimum lease payments receivable:
To be received by the Company. . . . . . . . . .     $  1,730,692  $   268,821
To be received by a financial
  institution. . . . . . . . . . . . . . . . . .          752,294      487,982
Unearned income. . . . . . . . . . . . . . . . .         (346,824)     (64,201)
Allowance for uncollectible
  receivables. . . . . . . . . . . . . . . . . .          (15,000)     (20,000)
                                                      ------------  -----------
                                                      $  2,121,162 $   672,602
                                                      ------------  -----------
                                                      ------------  -----------


At December 31, 1996, future minimum lease payments to be received by the Company on nondiscounted operating and direct finance leases are as follows:

                                                           Direct
                                         Operating        Finance
    Year Ending December 31                Leases          Leases
    -----------------------            ------------    ------------
             1997                      $   612,588    $   753,149
             1998                          612,588        405,537
             1999                          345,177        298,438
             2000                           18,161        273,568
                                       ------------    ------------
                                       $ 1,588,514     $ 1,730,692
                                       ------------    ------------
                                       ------------    ------------

See Note 5 for a summary of operating lease payments to be received directly by financial institutions.

5. DISCOUNTED LEASE RENTALS:

The Company utilizes certain of its lease rental receivables and underlying assets as collateral to borrow from financial institutions at fixed rates on a nonrecourse basis, except for the residual value financed for which there is recourse against the Company. In the event of a default by a lessee on the nonrecourse portion of the financing, the financial institution has a first lien on the underlying leased asset, with no further recourse against the Company. For the recourse portion of the financing, the financial institution can seek recourse from the Company in addition to having a first lien on the asset. The liability associated with proceeds from discounting lease rental receivables and residual values is recorded in the Consolidated Balance Sheet as "Discounted lease rentals". As lessees make payments to financial institutions, "Finance income" and "Rental revenue on operating leases" are recorded along with the recognition of interest expense on discounted lease rentals. Discounted lease rentals are reduced by the interest method.

Future minimum lease payments and interest expense on leases that have been discounted as of December 31, 1996 are as follows:

                 Minimum Lease Rentals to be
              Received by Financial Institutions
              ----------------------------------                     Future
Years Ending        Direct          Operating      Discounted       Interest
December 31     Finance Leases        Leases      Lease Rentals      Expense
-----------     --------------        ------      -------------      -------
   1997           $  739,858       $ 6,366,053     $ 5,340,470    $ 1,765,441
   1998               12,436         6,039,414       4,839,610      1,212,240
   1999                  ---         5,105,390       4,423,639        681,751
   2000                  ---         3,581,501       3,383,057        198,444
                  ----------       -----------     -----------    -----------
                  $  752,294       $21,092,358     $17,986,776    $ 3,857,876
                  ----------       -----------     -----------    -----------
                  ----------       -----------     -----------    -----------

Interest expense on discounted lease rentals was $634,847 and $258,700 in 1996 and 1995, respectively. At December 31, 1996, effective interest rates on discounted lease rentals ranged from 7% to 11%.


6. BORROWINGS:

NOTES PAYABLE:

Notes payable consists of the following:
                                                          1996         1995
                                                      -----------  -----------
Notes payable to financial institution,
due in August 1997, including
interest at 10.75% collateralized by
certain notes receivable, and
investment in residual interests . . . . . . . .      $ 1,698,222  $ 1,698,222

Notes payable to manufacturer in
varying monthly principal installments
through December 1999 plus interest
at the prime rate (8.25% at December 31,
1996) plus 1% collateralized by certain
 equipment under operating lease . . . . . . . .        4,050,593          ---

Borrowings under working capital loan
payable to bank, maximum borrowings
of $1,000,000, interest accrues at the
bank's reference rate (8.25% at
December 31, 1996), plus 1%, principal
due on April 30, 1997 at which time the
agreement expires. . . . . . . . . . . . . . . .              ---      752,400

Nonrecourse subordinated participation
agreement obligation, payable to the
participant on a pro rata basis only
as amounts are collected by the
Company.  Payments received
on this note in excess of the
Company's basis will be available for
payment on this note.. . . . . . . . . . . . . .           53,245       53,245

Other notes payable, repaid in full
  in 1996. . . . . . . . . . . . . . . . . . . .              ---    1,760,099

Less unamortized discount. . . . . . . . . . . .          (10,104)      (5,061)
                                                      -----------  -----------

                                                      $ 5,791,956  $ 4,258,905
                                                      -----------  -----------
                                                      -----------  -----------

The Company entered into three agreements with a financial institution in 1994, each structured as a recourse sale of a portion of the Company's investment in residual interests of certain leased equipment. The proceeds were accounted for as recourse notes payable since the Company guaranteed collection of the residual proceeds to the purchaser and did not transfer substantially all the risks of ownership. Each transaction is repayable on August 15, 1997 at which time the Company either gains possession of the leased equipment or the lessee exercises its fair market value purchase option. At December 31, 1996, the unpaid principal amount of these financing arrangements was approximately $1.7 million, as indicated in the table above.

In June 1996, the Company entered into an agreement with a major equipment manufacturer to provide up to $20 million to finance the Company s purchases of such manufacturer s equipment. Advances under the agreement were approximately $4.1 million at December 31, 1996, as indicated in the table above.

In July 1996, the Company entered into an agreement with a bank to provide a $5 million revolving warehousing loan through July 1997. Advances on the loan, of which there were none at December 31, 1996, are collateralized by a security interest in the related notes, leases or equipment, as applicable, are guaranteed by the Company's principal stockholder, and bear interest at 1.5% over the bank's reference rate. The loan contains covenants which require the Company to maintain certain debt to net worth and cash flow ratios, as defined.

Borrowings under the working capital loan, of which there were none at December 31, 1996, are collateralized by certain of the Company's notes receivable or leases, having a value of 120% of the amount of the borrowings. In addition, amounts outstanding under this financing arrangement are guaranteed by the principal stockholder of the Company. The agreement which covers this borrowing facility contains certain restrictive financial covenants which include, among others, that the ratio of debt to tangible net worth, as defined, not exceed 5.0 to 1.

CONVERTIBLE SUBORDINATED DEBENTURES:

In 1993, the Company issued unsecured Convertible Subordinated Debentures (the Debentures) which are subordinate to other borrowings of the Company of which $1,862,485 remains outstanding at December 31, 1996 ($2,772,128 at December 31,
1995). At December 31, 1996, principal and interest at 11.5% is due in seven remaining equal quarterly installments of $297,534 through September 30, 1998. At the option of the holders, the unpaid principal balance of the Debentures may be converted into shares of common stock of the Company using a per share conversion price of $4.25. The Board of Directors has reserved 702,088 shares of common stock for issuance upon conversion of the Debentures. As of December 31, 1996, there have been no such conversions.

Given the nature of the Company's business and its borrowings, it is not practicable to estimate the fair value of such liabilities.

Principal maturities of notes payable and convertible subordinated debentures are as follows at December 31, 1996:

      Year Ending December 31
      -----------------------
               1997                   $  4,134,317
               1998                      2,217,740
               1999                      1,302,384
                                      ------------
                                      $  7,654,441
                                      ------------
                                      ------------


7. INCOME TAXES:

The following summarizes the deferred income tax status as recognized in the Company s Consolidated Balance Sheet at December 31:

                                                          1996         1995
                                                      -----------  -----------

Deferred tax asset . . . . . . . . . . . . . . .      $ 1,832,000  $ 1,525,100
Deferred tax liability . . . . . . . . . . . . .         (800,000)    (257,100)
                                                       ----------   ----------
Net deferred tax asset . . . . . . . . . . . . .      $ 1,032,000  $ 1,268,000
                                                       ----------   ----------
                                                       ----------   ----------

The tax effect of the major temporary differences which give rise to deferred income taxes at December 31 is as follows:

                                                          1996         1995
                                                      -----------  -----------

Net operating loss carryforward. . . . . . . . .      $ 1,718,000  $ 1,368,000
Lease transactions . . . . . . . . . . . . . . .         (787,600)    (227,000)
Asset valuation allowances . . . . . . . . . . .           77,700       52,900
Other, net . . . . . . . . . . . . . . . . . . .           23,900       74,100
                                                       ----------   ----------
Net deferred tax asset . . . . . . . . . . . . .      $ 1,032,000  $ 1,268,000
                                                       ----------   ----------
                                                       ----------   ----------

The net operating loss carryforward will be an available deduction from future taxable income through 2009. Realization of approximately $1.0 million of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized and therefore no valuation allowance is deemed necessary. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The following summarizes the provision for income taxes:


                                                          1996         1995
                                                      -----------  -----------

Currently payable (receivable) . . . . . . . . .      $       ---  $(1,041,000)
Deferred . . . . . . . . . . . . . . . . . . . .          179,000   (1,549,000)
                                                       ----------   ----------
Provision for income taxes (benefit)                  $   179,000  $(2,590,000)
                                                       ----------   ----------
                                                       ----------   ----------

The difference between the federal statutory tax rate of 34% applied to income
(loss) before income taxes and the Company's effective tax rate is:

                                                          1996         1995
                                                      -----------  -----------

Income taxes (benefit) at
   statutory rate. . . . . . . . . . . . . . . .      $   164,700  $(2,449,400)
State income taxes (benefit),
   net of federal impact . . . . . . . . . . . .           10,200     (143,700)
Other, net . . . . . . . . . . . . . . . . . . .            4,100        3,100
                                                       ----------   ----------
Provision for income
   taxes (benefit) . . . . . . . . . . . . . . .     $   179,000  $ (2,590,000)
                                                       ----------   ----------
                                                       ----------   ----------

In 1994, the Company entered into a tax indemnification agreement with its then sole stockholder whereby the Company will indemnify the stockholder for certain tax liabilities, if any, that may arise with respect to the Company's operations during the period in which it was an S corporation, prior to 1994.

8. STOCKHOLDERS' EQUITY:

COMMON STOCK:

In 1995, the Company's shareholders approved an amendment to the Articles of Incorporation, which increased the number of authorized shares of common stock to 20,000,000.

PREFERRED STOCK:

The Company's Articles of Incorporation, as amended in 1995, authorize the issuance of 2,000,000 shares of preferred stock. The rights, preferences and privileges of the authorized preferred shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock. In February 1996, the Board of Directors designated the par value of the Company's preferred stock at $.01 per share.

STOCK OPTION PLAN:

The Company established the 1993 Stock Option Plan (the Plan) to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors (the Committee). The Plan provides that options granted thereunder may be either incentive stock options (ISOs) or nonqualified stock options. At December 31, 1996, the maximum number of shares of common stock available for grant under the Plan was 1,100,000.

Newly elected nonemployee directors of the Company receive an automatic grant of nonqualified options to purchase 10,000 shares. Options may have a maximum term of up to ten years. The exercise price of ISOs granted under the Plan must be at least equal to the fair market value of the common stock. The exercise price of nonqualified options must be at least equal to 85% of the fair market value of the common stock on the date of grant. The exercise price may be paid in cash or shares of previously owned common stock as designated by the Committee. If an option expires, terminates or is canceled, the shares not purchased thereunder become available for additional option awards under the Plan. The Plan expires on April 1, 2003.

Option activity is summarized as follows:

                                                Options Outstanding
                        Plan Options    -------------------------------------
                         Available                                Exercise
                         for Grant       ISOs    Nonqualified       Price
                        ------------    ------   ------------   -------------
Balances, Dec 31,
   1994                   100,818       64,636      630,910     $2.74 - $5.75
Increase in available
   shares                 200,000
Granted                  (185,100)      23,100      162,000     $1.50 - $5.00
Exercised                               (2,545)    (109,090)        $2.74
Canceled                  128,910       (8,909)    (120,001)    $2.74 - $5.00
                         --------     --------    ---------
Balances, Dec 31,
   1995                   244,628       76,282      563,819     $1.50 - $5.75
Increase in available
   shares                 100,000
Granted                   (35,000)      15,000       20,000     $1.88 - $2.75
Canceled                  128,137      (23,409)    (104,728)    $1.50 - $4.00
                         --------     --------    ---------
Balances, Dec 31,
   1996                   437,765       67,873      479,091     $1.50 - $5.75
                         --------     --------    ---------
                         --------     --------    ---------


                                                          1996         1995
                                                      -----------  -----------

Weighted average exercise
price per share:
  Granted. . . . . . . . . . . . . . . . . . . .      $      2.23  $      2.84
  Exercised. . . . . . . . . . . . . . . . . . .              ---         2.74
  Canceled . . . . . . . . . . . . . . . . . . .             2.46         2.83

December 31:
  Outstanding. . . . . . . . . . . . . . . . . .             3.22         3.12
  Exercisable. . . . . . . . . . . . . . . . . .             3.04         2.92


Stock options outstanding at December 31, 1996 had an average remaining contractual life of 7.6 years. Approximately one-quarter of the options outstanding had an exercise price of $4.75 to $5.75 with a weighted average exercise price of $5.21. Of these options, 42,000 were exercisable at December 31, 1996 with a weighted average exercise price of $5.25. The remaining approximately three-quarters of the options outstanding had an exercise price of
$1.50 to $3.00 with a weighted average exercise price of $2.62.    Of these
options, 321,210 were exercisable at December 31, 1996 with a weighted average exercise price of $2.75.

The exercise prices are equal to the estimated fair value of common stock on the grant dates. These options are exercisable over vesting periods through 2001. At December 31, 1996, options to purchase 363,210 shares of common stock are exercisable at prices ranging from $1.63 to $5.75.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued. The Company has adopted this new standard in 1996. The Company has continued to measure compensation cost for its stock option plan using the intrinsic value-based method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

Had the Company used the fair value-based method of accounting for its stock option plan beginning in 1995 and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, net income (loss) and net income (loss) per share for 1996 and 1995 would have been adjusted to the following pro forma amounts:

                                                          1996         1995
                                                      -----------  -----------

Net income (loss)
  As reported. . . . . . . . . . . . . . . . . .      $   305,319  $(4,614,075)
  Pro forma. . . . . . . . . . . . . . . . . . .          269,170   (4,635,305)
Net income (loss) per share
  As reported. . . . . . . . . . . . . . . . . .              .10        (1.49)
  Pro forma. . . . . . . . . . . . . . . . . . .              .09        (1.50)

The pro forma information above only includes stock options granted in 1995 and 1996. Compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

     The weighted-average grant-date fair value of options granted was $1.46 per option for 1996 and $1.82 per option for 1995. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                                          1996         1995
                                                      -----------  -----------
Risk-free interest rate. . . . . . . . . . . . .          6.2%         5.3%
Expected life. . . . . . . . . . . . . . . . . .        5 years      5 years
Expected volatility. . . . . . . . . . . . . . .           70%          70%
Expected dividends . . . . . . . . . . . . . . .            0            0


WARRANTS:

In 1994, the Company issued warrants to purchase up to 170,000 shares of its common stock to the underwriter in connection with the initial public offering of its common stock and a certain lender in connection with bridge note financing. At December 31, 1996, the warrants are exercisable at an exercise price of $6 per share and expire in 1999.


9. EMPLOYEE MATTERS:

BENEFIT PLAN:

The Company maintains a contributory defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code (IRC) and covers employees who meet certain age and service requirements subject to IRC limits. Employee contributions are limited to 10% of their compensation. Company contributions are at the discretion of the Board of Directors up to 5% of the individual employee earnings. The Company s contributions to the plan in 1996 and 1995 were approximately $22,000 and $24,000, respectively.

EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with its five officers for periods ranging from one to five years. Two of the agreements contain noncompete clauses which continue from one to two years following termination of employment. The agreements, among other things, provide for initial base salaries, benefits and payment of both discretionary bonuses and bonuses based on the attainment of specified profit levels. The agreements are automatically extended for additional one-year periods unless notice of nonextension is given. Both the Chief Executive Officer and Chief Operating Officer/General Counsel may terminate their employment upon thirty days written notice.


10. COMMITMENT AND CONTINGENCIES:

COMMITMENT:

The Company leases office space under terms of various noncancelable operating leases expiring through January 2000. The agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of the operating expenses. A portion of the office space has been subleased under an agreement, also expiring in January 2000, which requires monthly payments to the Company over the sublease term aggregating $226,000. Net rent expense was approximately $164,000 in 1996 and $168,000 in 1995.

Net future minimum lease payments under these leases are as follows:


      Year Ending December 31
      -----------------------
               1997                   $   172,000
               1998                       135,000
               1999                       122,000
               2000                         4,000
                                      -----------
                                      $   433,000
                                      -----------
                                      -----------


CONTINGENCIES:

Certain notes receivable were sold with recourse to the Company and had an aggregate principal balance of $653,000 at December 31, 1996. As part of the sales agreements, the Company is required to reimburse the buyer for its remaining unamortized purchase price in the event of default by the underlying borrower.


11. SIGNIFICANT CUSTOMERS:

Significant customer activity as a percent of the Company s total revenues in 1996 and 1995 is summarized as follows:

                                                        Percent of Revenues
                                                      1996               1995
                                                   ----------         ----------

Customer A . . . . . . . . . . . . . . . . . . .       20%                --
Customer B . . . . . . . . . . . . . . . . . . .       20%                34%
Customer C . . . . . . . . . . . . . . . . . . .       16%                --
Customer D . . . . . . . . . . . . . . . . . . .       14%                --

12. EAGLES NEST

In 1994, the Company entered into an agreement to make loans to finance the development of a tribal gaming facility, Eagles Nest Gaming Palace ("Eagles Nest"), in New Brunswick, Canada. As of September 30, 1995, the Company had made loans related to this project aggregating $6.3 million. In addition, the Company has guaranteed a project-related lease which requires the tribal owner of the gaming facility to make monthly payments of $24,128 through April 1997. The amounts advanced under the loans were contractually scheduled to be repaid over 60 months beginning in September 1995 and bear interest at 15%.

In September, 1995, after a comprehensive review, the Company concluded that the Eagles Nest loans were impaired and recorded an after-tax charge of approximately $4.6 million. Operating results from the facility were substantially below projections, and the project experienced cash shortfalls. The tribal owner's management company for the facility was unable to meet its financial obligations to the Company and closed the facility in October 1995.
As a result, the Company issued required default notices to the management company under the appropriate finance documentation. In light of the circumstances, the Company established an impairment allowance for the full amount of its loans related to this project ($6.3 million) and accrued a liability reflecting the net present value of its full obligation under the lease guaranty, as well as an estimate of associated expenses, which together totaled $447,000.

In March 1996, in an attempt to recover some value from the loans related to Eagles Nest, the Company signed a preliminary agreement to sell its loans to Dion Entertainment Corp. ("Dion"), a publicly traded Canadian gaming management company. Upon signing the agreement, the Company received 371,000 shares of Dion common stock, then valued at $200,000. In January 1997, the Company and Dion finalized the terms of the agreement and formed a joint venture. The Company contributed its loans related to Eagles Nest to the joint venture and retained an 80% ownership of the joint venture. Dion received a 20% interest in the joint venture in exchange for the shares of common stock they had previously issued to the Company. In February 1997, with new management in place, the joint venture reopened Eagles Nest. The facility offers bingo, video lottery terminals, pull tabs, a restaurant, bar and convenience store. The Company believes that its prospects for recovering any value from its loans are enhanced by opening the facility and attempting to develop a viable operation.


13. RELATED PARTY TRANSACTIONS:

In November 1994, the Company's President, Chief Executive Officer and principal stockholder purchased 66,667 shares (approximately 3%) of a Nevada-based casino change cart manufacturing company. In connection with this stock purchase, he also acquired warrants to purchase 10,000 shares and was appointed to the board of directors. He subsequently resigned from the cart manufacturing company's board of directors. During 1995, the Company made various loans to the cart manufacturing company, all of which were either extended or repaid. The Company believes the terms of these transactions were no less favorable to the Company than could have been obtained from unaffiliated parties. In December 1995, the Company restructured the then outstanding loan balance of $267,000 to the cart manufacturing company, which amount was to be repaid within 12 months. In February 1996, the loan went into default and the cart manufacturing company ultimately filed for bankruptcy protection. In December 1996, the Company charged off the remaining loan balance of $237,000. The Company is presently pursuing legal alternatives under the loan agreement.

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PDS Financial Corporation:

We have audited the accompanying consolidated balance sheet of PDS Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDS Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Minneapolis, Minnesota
March 14, 1997


                                     COMMON STOCK

The Company's common stock has traded on the Nasdaq National Market System under the symbol PDSF since the initial public offering in May 1994. As of February 28, 1997, the Company's common stock was held by approximately 70 holders of record and an estimated 1100 additional beneficial owners, and closed at 3 1/8. The quotations shown below represent interdealer prices, without markup, markdown or commission and may not represent actual transactions. The Company has paid no dividends.


                                       PDSF STOCK PRICE BY QUARTER
                           ---------------------------------------------------
                                    1996                       1995
                           ---------------------------------------------------
                              HIGH        LOW             HIGH         LOW
------------------------------------------------------------------------------
FIRST QUARTER                   3        1 3/8            5 3/4       3 1/4
SECOND QUARTER                2 7/8      1 7/8            4 3/8       2 7/8
THIRD QUARTER                 2 5/8      1 7/8            3 1/8       1 5/8
FOURTH QUARTER                2 1/2      1 3/4              2           1

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PDS Financial Corporation


                                            By: /s/  Johan P. Finley
                                               ---------------------------------
                                               Johan P. Finley, Chief Executive
                                               Officer

Date:  March 21, 1997.



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.


           Name                           Title
           ----                           -----

By /s/ Johan P. Finley            Chairman of the Board,
  -------------------------       Chief Executive Officer,
   Johan P. Finley                President and Director
                                  (Principal Executive Officer)


By /s/ David R. Mylrea            Chief Operating Officer,
  -------------------------       Secretary and Director
   David R. Mylrea


By /s/ Peter D. Cleary            Chief Financial Officer and
  -------------------------       Director (Principal Financial
   Peter D. Cleary                Officer)


By /s/ Joel M. Koonce             Director
  -------------------------
   Joel M. Koonce


By /s/ James L. Morrell           Director
  -------------------------
   James L. Morrell


By /s/ Charles R. Patterson       Director
  -------------------------
   Charles R. Patterson

                                  INDEX TO EXHIBITS

Exhibit No.                                                          Page No.
-----------                                                          --------

   11.1        Statement Re: Computation of Per Share Earnings . . . . .30

   21.1        Subsidiaries of the Registrant. . . . . . . . . . . . . .31

   23.1        Consent of Independent Accountants. . . . . . . . . . . .32

   27          Financial Data Schedule for the year ended
               December 31, 1996 (EDGAR filing only)

   99          Cautionary Statements . . . . . . . . . . . . . . . . . .33