Form 10QSB
period 1997-03-31
PDS FINANCIAL CORP
filed 1997-05-09
CIK 921438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB

    [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                    (612) 941-9500
                             (Issuer's telephone number)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               ------      ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

            Class                            Outstanding as of April 30, 1997
            -----                            --------------------------------
Common Stock, $.01 par value                         3,119,816 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PDS FINANCIAL CORPORATION

                                        INDEX


                            PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                          Page(s)
                                                                        -------

           Condensed Consolidated Statement of Income (Unaudited)
              For the Three Months Ended March 31,
              1997 and 1996                                               2

           Condensed Consolidated Balance Sheet (Unaudited)
              As of March 31, 1997 and December 31, 1996                  3

           Condensed Consolidated Statement of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996          4

           Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                 5

           Report of Independent Accountants                              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7-13


                             PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                14-16

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)



                                                                          Three months ended  March 31,
                                                                          -----------------------------
                                                                            1997                1996
                                                                            ----                ----
REVENUES
     Rental revenue on operating leases                                  $ 2,477,042         $   371,367
     Fee income                                                              670,376             224,683
     Finance income                                                          409,786             242,818
     Other income, net                                                         3,394             397,470
                                                                         -----------         -----------

          Total revenues                                                   3,560,598           1,236,338
                                                                         -----------         -----------

COSTS AND EXPENSES
     Depreciation on operating leases                                      1,819,581             275,146
     Selling, general and administrative                                     622,750             574,259
     Interest                                                                869,026             258,519
                                                                         -----------         -----------

          Total costs and expenses                                         3,311,357           1,107,924
                                                                         -----------         -----------

Income before income taxes                                                   249,241             128,414

Provision for income taxes                                                    95,000              47,500
                                                                         -----------         -----------

          Net income                                                     $   154,241         $    80,914
                                                                         -----------         -----------
                                                                         -----------         -----------

Earnings per share:
     Primary                                                             $       .05         $       .03
     Fully diluted                                                       $       .05         $       .03

Number of shares used to compute per share amounts:
     Primary                                                               3,132,948           3,130,463
     Fully diluted                                                         3,140,794           3,135,463



        See accompanying notes to condensed consolidated financial statements.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET



                                                                           March 31,        December 31,
                                                                              1997              1996
                                                                              ----              ----
ASSETS                                                                    (Unaudited)
Cash and cash equivalents                                               $  1,808,863        $  2,760,200
Restricted cash                                                               81,455             197,057
Accounts receivable                                                       11,805,400           4,904,861
Notes receivable, net                                                     16,593,895           6,392,194
Net investment in leasing operations:
  Equipment under operating leases, net                                   30,923,833          20,560,731
  Direct finance leases                                                    1,414,097           2,121,162
  Equipment held for lease or sale                                         3,402,045              69,216
  Investment in residuals                                                                      1,555,178
Deferred income taxes                                                        988,000           1,032,000
Other assets                                                               1,315,634             969,128
                                                                        ------------        ------------

        Total assets                                                    $ 68,333,222        $ 40,561,727
                                                                        ------------        ------------
                                                                        ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                   $  1,407,888        $  1,465,950
Deferred funds for pending transactions                                   23,874,352           4,975,987
Discounted lease rentals                                                  25,582,906          17,986,776
Notes payable                                                              6,964,887           5,791,956
Convertible subordinated debentures                                        1,618,497           1,862,485
Other liabilities                                                          3,011,158           2,741,248
                                                                        ------------        ------------

        Total liabilities                                                 62,459,688          34,824,402
                                                                        ------------        ------------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
    shares authorized, 3,119,816 issued and
    outstanding in 1997 and 1996                                              31,198              31,198
  Additional paid-in capital                                               7,952,161           7,952,161
  Retained earnings (accumulated deficit)                                (2,109,825)         (2,246,034)
                                                                        ------------        ------------

        Total stockholders' equity                                         5,873,534           5,737,325
                                                                        ------------        ------------

        Total liabilities and stockholders' equity                      $ 68,333,222        $ 40,561,727
                                                                        ------------        ------------
                                                                        ------------        ------------



        See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)



                                                                          Three months ended  March 31,
                                                                          -----------------------------
                                                                            1997                1996
                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $    154,241        $     80,914
  Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
       Depreciation on operating leases                                    1,819,581             275,146
       Gain on sale of financial assets                                    (657,360)           (125,298)
       Purchases/originations of notes receivable
         and direct finance leases                                       (5,673,862)         (2,729,013)
       Proceeds from:
         Sales of notes receivable and direct finance leases               5,148,333           1,386,967
         Collections on notes receivable and direct finance leases           840,866             943,059
       Changes in operating assets and liabilities, net                    (297,911)           (216,290)
                                                                        ------------        ------------

               Net cash provided by (used in) operating activities         1,333,888           (384,515)
                                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment for leasing                                  (3,369,810)
     Proceeds from sale of leased equipment                                   63,368             458,688
     Other, net                                                             (57,112)             (9,907)
                                                                        ------------        ------------

               Net cash (used in) provided by investing activities       (3,363,554)             448,781
                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                           1,500,000           1,478,500
     Proceeds from discounted lease rentals                                1,691,914
     Payments on notes payable                                             (363,902)         (1,295,642)
     Payments on discounted lease rentals                                (1,505,696)           (395,436)
     Payments on subordinated debentures                                   (243,987)           (217,835)
                                                                        ------------        ------------

               Net cash provided by (used in) financing activities         1,078,329           (430,413)
                                                                        ------------        ------------

Net decrease in cash and cash equivalents                                  (951,337)           (366,147)

Cash and cash equivalents at beginning of period                           2,760,200             870,109
                                                                        ------------        ------------

Cash and cash equivalents at end of period                              $  1,808,863        $    503,962
                                                                        ------------        ------------
                                                                        ------------        ------------



        See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    The condensed consolidated financial statements presented herein as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

    Certain reclassifications have been made in the 1996 condensed consolidated statement of cash flows to conform to the classifications used in 1997. These reclassifications had no effect on the net decrease in cash and cash equivalents as previously reported.


2.  BORROWINGS

    In April 1997, the Company entered into an agreement with a bank to provide a $20 million, three-year revolving credit facility. Advances under the facility will be collateralized by certain leases and related equipment, and bear interest at 1 percent over the bank's reference rate. The addition of this credit facility increases the Company's revolving borrowing capability to $46 million.

    Also in April 1997, the Company renewed its agreement with a bank to provide a $1 million working capital line of credit through April 30, 1998. Terms of the renewed agreement are consistent with the prior agreement.

3.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement modifies the methodology for calculating earnings per share and will be adopted in the fourth quarter of 1997. There is no significant difference between the Company's earnings per share as presented herein and as calculated under Statement No. 128.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of PDS Financial Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of PDS Financial Corporation and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying 1997 condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PDS Financial Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statement from which it has been derived.



Coopers & Lybrand L.L.P.
Minneapolis, Minnesota
May 8, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is principally engaged in the business of providing financing to the gaming industry. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and
other furniture, fixtures and equipment used in casino operations.   The Company
has also financed gaming riverboats and related casino amenities. In 1996, the Company introduced SlotLease-TM-, a specialized leasing program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, Iowa and Minnesota to provide this financing alternative.

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

    The Company's quarterly operating results, including net income or loss have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. These transactions can be in the negotiation and documentation stage for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results which may be expected for any other period. The Company believes that the development of its lease portfolio will lead to increased recurring rental revenues, which will tend to lessen the fluctuations of the historical operating results.

ACCOUNTING FOR COMPANY ACTIVITIES

    The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are transferred to the borrower/lessee. In accordance with the Statement of Financial Accounting Standards No. 13 ("FAS No. 13"), direct finance leases are afforded accounting treatment similar to that for notes receivable. The balance of the equipment financings are structured as operating leases, under which the Company retains some or all of the benefits and risks of ownership. Consistent with the Company's strategy to increase its leasing activities, the 1997 originations involve a greater mix of operating leases, which generate revenues throughout the lease term, as opposed to notes, which generate revenues primarily upon sale.

    The Company's revenue generating activities can be categorized as follows:
(i) rental income from operating lease activity; (ii) fee income, resulting principally from the sale of lease or note receivable transactions; (iii) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company; and (iv) other.

    The majority of the Company's gross originations have historically been structured as either notes receivable or direct finance leases, which are then generally sold to institutional investors. Upon sale, the Company's records fee income, reflecting the net transaction contribution (gross sale price less carrying value of the related asset), with no offsetting direct expense in its condensed consolidated statement of income. Generally accepted accounting principles require the Company to reflect gross revenues, rather than the net transaction contribution, for the other categories of financing activities. Therefore, a comparison of the "transaction contribution" of each of the categories of activities as shown in the following table provides additional analysis of the Company's condensed consolidated statement of income.

    The following table sets forth the Company's condensed consolidated statement of income and origination data for the three months ended March 31, 1997 and 1996, calculating the transaction contribution derived from each of the types of financing activities by matching the revenues with the corresponding component of the Company's direct costs and expenses:



                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                             1997                1996
                                                                             ----                ----
OPERATING LEASE ACTIVITY, NET
  Rental revenue on operating leases                                    $ 2,477,042         $    371,367
  Less:  Depreciation                                                      1,819,581             275,146
         Interest expense                                                    695,474              29,877
                                                                        ------------        ------------
  Operating lease activity, net                                             (38,013)              66,344
                                                                        ------------        ------------

FEE INCOME                                                                 670,376               224,683
                                                                        ------------        ------------

FINANCE INCOME, NET
  Finance income                                                             409,786             242,818
  Less:  Interest expense                                                    142,995             172,042
                                                                        ------------        ------------
  Finance income, net                                                        266,791              70,776
                                                                        ------------        ------------

OTHER INCOME, NET                                                              3,394             397,470
                                                                        ------------        ------------

TOTAL TRANSACTION CONTRIBUTION                                               902,548             759,273
                                                                        ------------        ------------

Selling, general and administrative expenses                                 622,750             574,259
Interest expense attributable to residuals                                    30,557              56,600
                                                                        ------------        ------------

INCOME BEFORE INCOME TAXES                                                   249,241             128,414

Provision for income taxes                                                    95,000              47,500
                                                                        ------------        ------------

NET INCOME                                                              $    154,241        $     80,914
                                                                        ------------        ------------
                                                                        ------------        ------------

GROSS GAMING ORIGINATIONS                                               $ 35,713,097        $  5,110,857
                                                                        ------------        ------------
                                                                        ------------        ------------



    The types of revenues generated by the Company's financing activities are further described below:

    OPERATING LEASE ACTIVITY, NET. Operating leases are defined as those leases in which substantially all the benefits and risks of ownership of the leased asset are retained by the Company. Revenue from operating leases consists of monthly rentals and is reflected in the condensed consolidated statement of income evenly over the life of the lease as rental revenue on operating leases. The cost of the related equipment is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. This depreciation is reflected in the condensed consolidated statement of income as depreciation on operating leases. The Company also incurs interest expense as a result of its external financing of these leases. In calculating the operating lease activity, net, in the preceding table, depreciation on operating leases and interest expense allocated to operating leases have been subtracted from rental revenue from operating leases. Depreciation is allocated on a specific identification basis. The allocation of interest expense is based first upon any borrowings specifically identified with a related asset, and, secondarily, all remaining interest is allocated to operating leases, notes receivable, direct finance leases and interest in residuals on a pro-rata basis.

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

    FINANCE INCOME, NET. For the period during which the Company holds a note receivable or direct finance lease, finance income is recognized over the term of the underlying lease or note in a manner which produces a constant percentage rate of return on the asset carrying cost. Over the same period, the Company generally incurs interest expense as a result of any corresponding external financing. In calculating the net amount of finance income in the preceding table, the component of interest expense allocated to carrying notes receivable and direct finance leases has been subtracted from finance income. The allocation of interest expense is as described above.

    For those direct finance leases held by the Company, the present value of both the future minimum lease payments and estimated residual asset values, if any, are recorded in the condensed consolidated balance sheet as net investment in leasing operations -- direct finance leases. Note financing activity retained by the Company is classified as notes receivable in the condensed consolidated balance sheet. All related external financing is recorded in discounted lease rentals, notes payable or convertible subordinated debentures.

    OTHER INCOME, NET. Other income, net primarily reflects the gain or loss on the sale of leased assets. In situations where a lessee elects to return the asset to the Company rather than exercise the purchase option, the Company generally sells the asset and records a gain or loss in an amount equal to the difference between the sale price and the underlying carrying cost of the asset.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    Revenues for the first quarter of 1997 totaled $3,561,000, an increase of 188% from $1,236,000 in the first quarter last year. Gross originations of financing transactions for the three months ended March 31, 1997 increased substantially to $35.7 million compared to $5.1 million for the same period in 1996. The significant increase in revenues and originations is attributable to the Company's strategy to focus on gaming equipment replacements and upgrades, the introduction in early 1996 of its SlotLease-TM- product, the opening of a sales office in Las Vegas, Nevada, the development of additional, diversified funding sources and the Company's improved liquidity. Revenues and originations have also benefited from the Company becoming licensed to own gaming devices in Nevada in early 1997.

    Consistent with the Company's strategy, operating lease activity increased significantly in the first quarter of 1997 as compared with the first quarter of 1996. The Company's operating lease portfolio grew substantially to $30.9 million at March 31, 1997 as compared to $1.7 million one year earlier. Rental revenue on operating leases increased to $2,477,000 from $371,000. Related depreciation also increased to $1,820,000 from $275,000. Interest expense, incurred in financing the purchase of the equipment under operating lease,
increased to $695,000 from $30,000.   The net transaction contribution from
operating lease activities decreased approximately $104,000 for the three months ended March 31, 1997 compared with the same period in 1996. The decrease in transaction contribution is attributable to a disproportionately higher interest expense in 1997, resulting from borrowing most of the funds required to purchase the new equipment under operating leases. Conversely, the much smaller 1996 lease portfolio was less leveraged and thus bore a relatively smaller interest charge. The Company's 1997 operating lease portfolio on a weighted average basis is in the early stage of the lease term, when depreciation and interest reduce the income contribution. These leases are expected to generate revenues throughout their lease term, which is generally 36 months, and make a positive income contribution in the latter stage of the lease term.

    The Company generated fee income of $670,000 related to the sale of transactions with a basis of $22.1 million in the three months ended March 31, 1997, compared to fee income of $225,000 on the sale of transactions with a basis of $2.8 million in the three months ended March 31, 1996. The higher level of fee income is attributable to certain of the factors described above.


    Finance income, net, increased approximately $196,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the first quarter of 1997 as compared to the first quarter of 1996.

    Other income in the three months ended March 31, 1996 primarily includes gains upon the sale of certain leased equipment and loans.

    Selling, general and administrative expenses increased approximately $48,000 or 8% for the three months ended March 31, 1997 when compared to the same period in 1996. The increase is primarily attributable to higher business development expenses in the 1997 period.

    Interest expense attributable to purchased residuals decreased $26,000 primarily because of the lower investment therein during the first quarter of 1997 as compared to the first quarter of 1996.

    Income before income taxes increased $121,000 or 95% to $249,000 in the first quarter of 1997, compared with $128,000 in the same period last year. The improvement in 1997 reflects the $143,000 increase in total transaction contribution, as a result of the factors described above.

    The effective income tax rate was 38% in the three months ended March 31, 1997 as compared to 37% in the same period of 1996. Both effective rates are higher than the federal statutory tax rate of 34%, due primarily to state income taxes.



LIQUIDITY AND CAPITAL RESOURCES

    The funds necessary to support the Company's activities have been provided by cash flow generated primarily from the operating and financing activities described above, and various forms of recourse and nonrecourse borrowings. The Company's cash and cash equivalents totaled $1.8 million at March 31, 1997, a decrease of $950,000 from December 31, 1996, and an increase of $1.3 million from March 31, 1996.


    The Company's strategy to increase its leasing activities involves a higher level of investment in equipment under operating lease, financed through discounted lease rentals and notes payable. The Company's lease portfolio is expected to generate recurring cash flow from operations throughout the lease term. During the first quarter of 1997, cash flow provided by operating activities totaled $1.3 million, an increase of $1.7 million from the first quarter of 1996. The higher level of cash provided in the 1997 quarter primarily results from the Company's expanded leasing activities. The cash used in investing activities in the 1997 quarter primarily reflects $3.4 million of investment in equipment for leasing. The greater magnitude of financing activities in the three months ended March 31, 1997 reflects the higher level of originations and larger lease portfolio, both as discussed above, when compared with the same period in 1996. The $1.1 million of net cash provided by financing activities in the first quarter of 1997 was primarily utilized to purchase equipment for leasing.

    The following summarizes the significant borrowing activities of the Company.

    DISCOUNTED LEASE RENTALS.   Subsequent to origination of certain leases,
the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally nonrecourse to the Company. As lessees make payments to the respective financial institution, interest income on direct finance leases or rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals increased from $18.0 million as of December 31, 1996 to $25.6 as of March 31, 1997. The net increase of $7.6 million is primarily the result of noncash borrowings of $7.4 million and cash proceeds from discounting of $1.7 million, partially offset by principal payments of $1.5 million.

    NOTES PAYABLE. Total notes payable increased from $5.8 million as of December 31, 1996 to $7.0 million as of March 31, 1997. The net increase of $1.2 million is primarily the result of additional borrowings of $1.5 million, partially offset by payments of $.4 million.

    CONVERTIBLE SUBORDINATED DEBENTURES. As of March 31, 1997, the Company has outstanding $1.6 million of unsecured Convertible Subordinated Debentures (the "Debentures"), which are subordinated to other borrowings of the Company. The Debentures require payments of principal and interest in six remaining equal quarterly installments of $298,000 through September 30, 1998. Interest on the Debentures accrues at an annual rate of 11.5%. At the option of the holders, the Debentures are convertible into shares of the Company's common stock at a price of $4.25 per share. The Company may prepay any unconverted Debentures. As of March 31, 1997, there have been no such conversions or prepayments.


    CAPITAL RESOURCES

    In April 1997, the Company entered into an agreement with a bank to provide a $20.0 million, three year revolving credit facility. The addition of this credit facility increases the Company's revolving borrowing capability to $46.0 million. Advances under these agreements aggregated $4.0 million at April 30, 1997. The Company's current financial resources, including estimated cash flow from operations and the revolving credit facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional debt financing, if required, can be obtained or will be available on terms acceptable to the Company.

    Inflation has not been a significant factor in the Company's operations.

FORWARD-LOOKING STATEMENTS

    The statements contained herein which are not historical facts are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including without limitation, demand and competition for the Company's products and services, the continued availability to the Company of adequate financing, changes in laws and regulations affecting the gaming industry, the ability of the Company to recover its investment in equipment, the ability of the Company to manage its growth and other risk factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

               Exhibit                                             Page
               Number              Description                    Number
               -------             -----------                    ------

                 11        Computation of Per Share Earnings        15

                 15        Letter Regarding Unaudited Interim
                           Financial Information                    16

                 27        Financial Data Schedule (EDGAR filing only)


         b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1997 or during the period from March 31, 1997 to the date of this Quarterly Report on Form 10-QSB.




SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PDS FINANCIAL CORPORATION

Dated:   May 8, 1997               By:/s/   Peter D. Cleary
                                      ------------------------------------
                                            Chief Financial Officer
                                            (a duly authorized officer)