Form 10QSB
period 1997-06-30
PDS FINANCIAL CORP
filed 1997-08-11
CIK 921438

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                          FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 0-23928


                                 PDS Financial Corporation
-------------------------------------------------------------------------------
                    (Exact name of Registrant as specified in its charter)


           Minnesota                                    41-1605970
---------------------------------                 ----------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

               6442 City West Parkway, Suite 300, Eden Prairie, MN  55344
                         (Address of principal executive offices)

                                 (612) 941-9500
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

          Class                         Outstanding as of August 1, 1997
          -----                         --------------------------------
Common Stock, $.01 par value                     3,119,816 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PDS FINANCIAL CORPORATION

                                    INDEX


                        PART I - Financial Information


Item 1.   Financial Statements                                         Page(s)
                                                                       -------

          Condensed Consolidated Statement of Income (Unaudited)
            For the Three Months and Six Months Ended June 30,
            1997 and 1996                                                  2

          Condensed Consolidated Balance Sheet As of June 30, 1997
            (Unaudited) and December 31, 1996                              3

          Condensed Consolidated Statement of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 1997 and 1996                4

          Notes to Condensed Consolidated Financial Statements (Unaudited) 5-6

          Report of Independent Accountants                                7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-15


                             PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders              16

Item 6.   Exhibits and Reports on Form 8-K                                 17-19

PART I - Financial Information
Item  1. Financial Statements


                                PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                (Unaudited)



                                            Three months ended June 30,        Six months ended June 30,
                                            ---------------------------        -------------------------
                                               1997             1996            1997              1996
                                               ----             ----            ----              ----


Revenues
   Rental revenue on operating leases     $  3,335,241      $  291,005      $  5,812,283       $  662,372
   Fee income                                  838,162         719,367         1,508,538        1,058,085
   Finance income                              427,404         115,086           837,190          357,904
   Other income, net                             4,834        (154,357)            8,228          129,078
                                           -----------       ---------        ----------        ---------
        Total revenues                       4,605,641         971,101         8,166,239        2,207,439
                                           -----------       ---------        ----------        ---------
Costs and Expenses
   Depreciation on operating leases          2,471,559         221,435         4,291,140          496,581
   Selling, general and administrative         682,838         563,106         1,305,588        1,137,365
   Interest                                  1,196,894         157,049         2,065,920          415,568
                                           -----------       ---------        ----------        ---------
        Total costs and expenses             4,351,291         941,590         7,662,648        2,049,514
                                           -----------       ---------        ----------        ---------

Income before income taxes                     254,350          29,511           503,591          157,925

Provision for income taxes                      96,000          11,500           191,000           59,000
                                           -----------       ---------        ----------        ---------
        Net income                          $  158,350       $  18,011        $  312,591        $  98,925
                                           -----------       ---------        ----------        ---------
                                           -----------       ---------        ----------        ---------
Earnings per share:
   Primary                                      $  .05          $  .01            $  .10           $  .03
   Fully diluted                                $  .05          $  .01            $  .10           $  .03

Number of shares used to compute
 per share amounts:
   Primary                                   3,193,895       3,126,926         3,152,205        3,128,733
   Fully diluted                             3,226,670       3,126,926         3,219,948        3,128,733



        See accompanying notes to condensed consolidated financial statements.

                            PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET




                                                June 30,          December 31,
                                                  1997                1996
                                              ------------       -------------
                                              (Unaudited)


Assets

Cash and cash equivalents                     $  2,620,753       $  2,760,200
Restricted cash                                     13,772            197,057
Accounts receivable                                862,549          4,904,861
Notes receivable, net                           12,891,132          6,392,194
Net investment in leasing operations:
     Equipment under operating leases, net      33,408,928         20,560,731
     Direct finance leases                       2,339,903          2,121,162
     Equipment held for lease or sale            3,863,650             69,216
     Investment in purchased residuals                              1,555,178
Deferred income taxes                              908,000          1,032,000
Other assets                                     2,191,146            969,128
                                               -----------        -----------
          Total assets                        $ 59,099,833       $ 40,561,727
                                               -----------        -----------
                                               -----------        -----------


Liabilities and Stockholders' Equity

Accounts payable and accrued expenses         $  1,473,955       $  1,465,950
Deferred funds for pending transactions          4,664,617          4,975,987
Discounted lease rentals                        22,686,866         17,986,776
Notes payable                                   19,701,174          5,791,956
Convertible subordinated debentures              1,367,495          1,862,485
Other liabilities                                3,112,733          2,741,248
                                               -----------        -----------
          Total liabilities                     53,006,840         34,824,402
                                               -----------        -----------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
    shares authorized, 3,119,816 issued and
    outstanding                                     31,198             31,198
  Additional paid-in capital                     7,952,161          7,952,161
  Retained earnings (accumulated deficit)       (1,890,366)        (2,246,034)
                                               -----------        -----------
          Total stockholders' equity             6,092,993          5,737,325
                                               -----------        -----------
          Total liabilities and stockholders'
            equity                             $59,099,833        $40,561,727
                                               -----------        -----------
                                               -----------        -----------



       See accompanying notes to condensed consolidated financial statements

                          PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)




                                                       Six months ended June 30,
                                                       -------------------------
                                                        1997               1996
                                                        ----               ----

Cash Flows from Operating Activities
   Net income                                        $  312,591         $  98,925
   Adjustments to reconcile net income
          to net cash provided by operating
          activities:
     Depreciation on operating leases                 4,291,140           496,581
     Gain on sale of financial assets                (1,428,743)         (472,273)
     Purchases/originations of notes receivable
          and direct finance leases                 (16,138,640)       (5,737,057)
     Proceeds from:
          Sales of notes receivable and direct
            finance leases                           18,626,948         8,032,848
          Collections on notes receivable and
            direct finance leases                     2,232,900         1,379,107
     Changes in operating assets and liabilities,
            net                                        (303,851)         (358,156)
                                                      ---------         ---------
           Net cash provided by operating activities  7,592,345         3,439,975
                                                      ---------         ---------

Cash Flows from Investing Activities
   Purchases of equipment for leasing                (6,936,982)         (471,857)
   Proceeds from sale of leased equipment               128,263           643,965
   Other, net                                           (70,555)          (44,285)
                                                      ---------         ---------

           Net cash provided by (used in)
             investing activities                    (6,879,274)          127,823
                                                      ---------         ---------

Cash Flows from Financing Activities
   Proceeds from notes payable                        1,309,385           282,500
   Proceeds from discounted lease rentals             4,242,140
   Payments on notes payable                         (1,247,926)       (2,552,938)
   Payments on discounted lease rentals              (4,661,127)         (739,236)
   Payments on convertible subordinated
     debentures                                        (494,990)         (441,934)
                                                      ---------         ---------
           Net cash used in financing activities       (852,518)       (3,451,608)
                                                      ---------         ---------
Net increase (decrease) in cash and cash
  equivalents                                          (139,447)          116,190

Cash and cash equivalents at beginning
  of period                                           2,760,200           870,109
                                                      ---------         ---------
Cash and cash equivalents at end of period         $  2,620,753        $  986,299
                                                      ---------         ---------
                                                      ---------         ---------



        See accompanying notes to condensed consolidated financial statements

                          PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    Notes to Condensed Consolidated Financial Statements
                                        (Unaudited)

1.   Basis of Presentation
     ---------------------

     The condensed consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     The condensed consolidated financial statements presented herein as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.   Borrowings
     ----------

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

     In June 1997, the Company entered into an agreement with a financial institution to provide a $10 million revolving term facility. Advances under the facility will be collateralized by certain leases and related equipment, and bear interest at 3 percent over comparable term U.S. Treasury Notes. The addition of these credit facilities increases the Company's revolving borrowing capability to $56 million.

3.   Recently Issued Accounting Standards
     ------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement modifies the methodology for calculating earnings per share and will be adopted in the fourth quarter of 1997. There is no significant difference expected between the Company's earnings per share as presented herein and as will be calculated under Statement No. 128.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and will be adopted in the first quarter of 1998. The Company does not expect the adoption of this new standard to have a material affect on its financial position or results of operation.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related
Information". This statement modifies standards for reporting information about operating segments and is effective for 1998. The Company's current business activities are conducted in one operating segment.

                          Report of Independent Accountants


To the Board of Directors and
Stockholders of PDS Financial Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of PDS Financial Corporation and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

Coopers & Lybrand L.L.P.
Minneapolis, Minnesota
August 8, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is principally engaged in the business of providing financing to the gaming industry. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and
other furniture, fixtures and equipment used in casino operations.   The Company
has also financed gaming riverboats and related casino amenities. In 1996, the Company introduced SlotLease-TM-, a specialized leasing program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, Colorado, Iowa and Minnesota to provide this financing alternative.

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

     The following table sets forth the Company's condensed consolidated statement of income and origination data for the three and six months ended June 30, 1997 and 1996, calculating the transaction contribution derived from each of the types of financing activities by matching the revenues with the corresponding component of the Company's costs and expenses:


                                               Three months ended June 30,    Six months ended June 30,
                                            ------------------------------  ---------------------------
                                                 1997           1996             1997          1996
                                                 ----           ----             ----          ----

Operating Lease Activity, Net
     Rental revenue                          $  3,335,241    $  291,005     $  5,812,283   $  662,372
     Less:  Depreciation                        2,471,559       221,435        4,291,140      496,581
            Interest expense                      871,111        22,441        1,566,585       52,318
                                             ------------    ----------     ------------   ----------
     Operating lease activity, net                 (7,429)       47,129          (45,442)     113,473
                                             ------------    ----------     ------------   ----------
Fee Income                                        838,162       719,367        1,508,538    1,058,085
                                             ------------    ----------     ------------   ----------
Finance Income, Net
     Finance income                               427,404       115,086          837,190      357,904
     Less:  Interest expense                      325,783        77,714          468,778      249,756
                                             ------------    ----------     ------------   ----------
     Finance income, net                          101,621        37,372          368,412      108,148
                                             ------------    ----------     ------------   ----------
Other Income, Net                                   4,834      (154,357)           8,228      129,078
                                             ------------    ----------     ------------   ----------
Total Transaction Contribution                    937,188       649,511        1,839,736    1,408,784
                                             ------------    ----------     ------------   ----------
Selling, general and administrative
  expenses                                        682,838       563,106        1,305,588    1,137,365
Interest expense attributable to
  purchased residuals                                            56,894           30,557      113,494
                                             ------------    ----------     ------------   ----------
Income Before Income Taxes                        254,350        29,511          503,591      157,925

Provision for income taxes                         96,000        11,500          191,000       59,000
                                             ------------    ----------     ------------   ----------
Net Income                                     $  158,350     $  18,011       $  312,591    $  98,925
                                             ------------    ----------     ------------   ----------
                                             ------------    ----------     ------------   ----------

Gross Gaming Originations                     $18,097,653   $19,025,411      $53,810,750  $24,136,268
                                             ------------    ----------     ------------   ----------
                                             ------------    ----------     ------------   ----------



The types of revenues generated by the Company's financing activities are further described below:

     Operating lease activity, net. Operating leases are those leases in which substantially all the benefits and risks of ownership of the leased asset are retained by the Company. Revenue from operating leases consists of monthly rentals and is reflected in the condensed consolidated statement of income evenly over the life of the lease as rental revenue on operating leases. The cost of the related equipment is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. This depreciation is reflected in the condensed consolidated statement of income as depreciation on operating leases. The Company also incurs interest expense as a result of financing the purchase of the equipment under these leases. In calculating the operating lease activity, net, in the preceding table, depreciation on operating leases and interest expense allocated to operating leases have been subtracted from rental revenue from operating leases. Depreciation is allocated on a specific identification basis. The allocation of interest expense is based first upon any borrowings specifically identified with a related asset, and, secondarily, all remaining interest is allocated to operating leases, notes receivable, direct finance leases and investment in purchased residuals on a pro-rata basis.

     For operating leases, the cost of equipment, less accumulated depreciation, is recorded in the condensed consolidated balance sheet as net investment in leasing operations -- equipment under operating leases, net. All related external financing is included in discounted lease rentals, notes payable or convertible subordinated debentures.

     Fee income. The Company funds much of the equipment financing transactions it originates through a sale of such transactions (i.e., the sale of all of the Company's right, title and interest in the future payment stream from the related notes or direct finance leases). A sale may occur simultaneously with the origination or several months thereafter. At the time of sale, the Company records fee income equal to the difference between the selling price and the carrying value of the related asset (including unamortized initial direct costs). The calculation of fee income reflects many factors, including the credit quality of the borrowers or lessees, the type of underlying equipment, credit enhancements, if any, and ultimately, the terms under which the transaction was both originated and sold. Fee income also includes commissions earned for arranging financing in which the Company is not a party to the transaction.

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

     For those direct finance leases held by the Company, the present value of both the future minimum lease payments and estimated residual asset values, if any, are recorded in the condensed consolidated balance sheet as net investment in leasing operations -- direct finance leases. Note financing activity retained by the Company is classified as notes receivable in the condensed consolidated balance sheet. All related external financing is recorded in notes payable or convertible subordinated debentures.

     Other income, net. Other income, net primarily reflects the gain or loss on the sale of leased assets. In situations where a lessee elects to return the asset to the Company rather than exercise the purchase option, the Company generally sells the asset and records a gain or loss in an amount equal to the difference between the sale price and the underlying carrying cost of the asset.

Results of Operations

     Three Months Ended June 30, 1997 and 1996

     Revenues for the second quarter of 1997 totaled $4.6 million, a significant increase from $1.0 million in the second quarter last year. Gross originations of financing transactions for the three months ended June 30, 1997 were $18.1 million compared to $19.0 million for the same period in 1996. The significant increase in revenues is primarily attributable to the Company's expanded lease portfolio. This is consistent with the Company's strategy to focus on gaming equipment replacements and upgrades, the introduction in early 1996 of its SlotLease-TM- product, the opening of a sales office in Las Vegas, Nevada, the development of additional, diversified funding sources and the Company's improved liquidity. Revenues and originations have also benefited from the Company becoming licensed to own gaming devices in Nevada in early 1997.

     Consistent with the Company's strategy, operating lease activity increased significantly in the second quarter of 1997 as compared with the second quarter of 1996. The Company's operating lease portfolio grew substantially to $33.4 million at June 30, 1997 as compared to $5.5 million one year earlier. Rental revenue on operating leases increased to $3,335,000 for the second quarter of 1997 from $291,000 in the comparable period in 1996. Related depreciation increased similarly to $2,472,000 from $221,000. Interest expense, incurred in financing the purchase of the equipment under operating lease, increased to
$871,000 from $22,000.   The net transaction contribution from operating lease
activities decreased approximately $55,000 for the three months ended June 30, 1997 compared with the same period in 1996. The decrease in transaction contribution is attributable to a disproportionately higher interest expense in 1997, resulting from borrowing most of the funds required to purchase the new equipment under operating leases. Conversely, the much smaller 1996 lease portfolio was more mature and less leveraged and thus bore a relatively smaller interest charge. The Company's 1997 operating lease portfolio, on a weighted average basis, is in an earlier stage of the lease term, when depreciation and interest may exceed rental revenue. These leases are expected to generate revenues throughout their lease term, which is generally 36 months, and make a positive transaction contribution in the latter stage of the lease term.

     The Company generated fee income of $838,000 related to the sale of transactions with a basis of $13.4 million in the three months ended June 30, 1997, compared to fee income of $719,000 on the sale of transactions with a basis of $16.7 million in the three months ended June 30, 1996. The higher level of fee income is attributable to certain of the factors described above, including more favorable pricing.

     Finance income, net, increased approximately $64,000 for the three months ended June 30, 1997 when compared to the three months ended June 30, 1996. The increase primarily reflects the larger portfolio of notes receivable held by the Company during the second quarter of 1997 as compared to the second quarter of 1996.

     Other income, net in the three months ended June, 1996 primarily reflects the loss on the sale of $2.7 million of notes receivable, which had been held in the Company's portfolio. While the notes were performing, the yield was below the Company's target. The sale of these notes improved liquidity and enabled the Company to pursue other opportunities.

     Selling, general and administrative expenses increased approximately $120,000 or 21% for the three months ended June 30, 1997 when compared to the same period in 1996. The increase is primarily attributable to the opening of the sales office in Las Vegas, Nevada in June 1996. When compared with total revenues, selling, general and administrative expenses decreased from approximately 58% of total revenues for the three months ended June 30, 1996 to 15% of total revenues in the comparable period in 1997.

     Interest expense attributable to purchased residuals decreased $57,000 because during the second quarter of 1997 the Company had no investment therein.

     Income before income taxes increased $224,000 to $254,000 in the second quarter of 1997, compared with $30,000 in the same period last year. The improvement in 1997 reflects the $288,000 increase in total transaction contribution, partially offset by higher related costs and expenses, as described above.

     The effective income tax rate was 38% in the three months ended June 30, 1997 as compared to 39% in the same period of 1996. Both effective rates are higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

     Six Months Ended June 30, 1997 and 1996

     Revenues for the six months ended June 30, 1997 totaled $8.2 million, a significant increase from $2.2 million in the first half of last year. Gross originations of financing transactions for the six months ended June 30, 1997 were $53.8 million compared to $24.1 million for the same period in 1996. The significant increase in revenues and originations is primarily attributable to the Company's expanded lease portfolio and the other factors described above.

     Rental revenue on operating leases increased to $5,812,000 from $662,000. Related depreciation increased similarly to $4,291,000 from $497,000. Interest expense, incurred in financing the purchase of the equipment under operating lease, increased to $1,567,000 from $52,000. The net transaction contribution from operating lease activities decreased approximately $159,000 for the six months ended June 30, 1997 compared with the same period in 1996. The decrease in transaction contribution is attributable to the same factors as in the three months ended June 30, 1997, as described above.

     The Company generated fee income of $1,509,000 related to the sale of transactions with a basis of $35.5 million in the six months ended June 30, 1997, compared to fee income of $1,058,000 on the sale of transactions with a basis of $20.4 million in the six months ended June 30, 1996. The higher level of fee income is primarily attributable greater volume resulting from certain of the factors described above.

     Finance income, net, increased approximately $260,000 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the first half of 1997 as compared to the first half of 1996.

     Other income, net in the six months ended June 30, 1996 primarily reflects the gain on the sale of certain assets.

     Selling, general and administrative expenses increased approximately $168,000 or 15% for the six months ended June 30, 1997 when compared to the same period in 1996. The increase is primarily attributable to the opening of the sales office in Las Vegas, Nevada in June 1996. When compared with total revenues, selling, general and administrative expenses decreased from approximately 52% of total revenues for the six months ended June 30, 1996 to 16% of total revenues in the comparable period in 1997.

     Interest expense attributable to purchased residuals decreased $83,000 primarily because during the second quarter of 1997 the Company had no investment therein.

     Income before income taxes increased $346,000 to $504,000 in the first half of 1997, compared with $158,000 in the same period last year. The improvement in 1997 reflects the $431,000 increase in total transaction contribution, partially offset by higher related costs and expenses, as described above.

     The effective income tax rate was 38% in the six months ended June 30, 1997 as compared to 37% in the same period of 1996. Both effective rates are higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

Liquidity and Capital Resources

     The funds necessary to support the Company's activities have been provided by cash flow generated primarily from the operating and financing activities described above, and various forms of recourse and nonrecourse borrowings. The Company's cash and cash equivalents totaled $2.6 million at June 30, 1997, a decrease of $139,000 from December 31, 1996, and an increase of $1.6 million from June 30, 1996.

     The Company's strategy to increase its leasing activities involves a higher level of investment in equipment under operating lease, financed through discounted lease rentals and notes payable. The Company's lease portfolio is expected to generate recurring cash flow from operations throughout the lease term. During the first half of 1997, cash flow provided by operating activities totaled $7.6 million, an increase of $4.2 million from the first half of 1996. The higher level of cash provided in the 1997 period primarily results from the Company's expanded leasing activities. The cash used in investing activities in the 1997 period primarily reflects $6.9 million of investment in equipment for leasing. The greater magnitude of operating and financing activities in the six months ended June 30, 1997 reflect the higher level of originations and larger lease portfolio, both as discussed above, when compared with the same period in 1996.

     At June 30, 1997 total borrowings were $43.8 million, up from $25.6 million at December 31, 1996. The increase in total borrowings was primarily invested in equipment in the Company's leasing operations. The Company's recourse debt to equity ratio was 1.5: 1 at June 30, 1997 compared with 1.3: 1 at December 31, 1996. The following summarizes the significant borrowing activities of the Company.

     Discounted Lease Rentals.   Subsequent to origination of certain leases,
the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally nonrecourse to the Company. As lessees make payments, rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals increased from $18.0 million as of December 31, 1996 to $22.7 million as of June 30, 1997. The net increase of $4.7 million is primarily the result of noncash borrowings of $5.2 million and cash proceeds from discounting of $4.2 million, partially offset by principal payments of $4.7million.

     Notes Payable. Total notes payable increased from $5.8 million as of December 31, 1996 to $19.7 million as of June 30, 1997. The net increase of $13.9 million is primarily the result of additional noncash borrowings of $13.8 million, cash proceeds of $1.3 million, partially offset by payments of $1.2 million.

     Convertible Subordinated Debentures. As of June 30, 1997, the Company has outstanding $1.4 million of unsecured Convertible Subordinated Debentures (the "Debentures"), which are subordinated to other borrowings of the Company. The Debentures require payments of principal and interest in five remaining equal quarterly installments of $298,000 through September 30, 1998. Interest on the Debentures accrues at an annual rate of 11.5%. At the option of the holders, the Debentures are convertible into shares of the Company's common stock at a price of $4.25 per share. The Company may prepay any unconverted Debentures. As of June 30, 1997, there have been no such conversions or prepayments.

     Capital Resources

     In April 1997, the Company entered into an agreement with a bank to provide a $20.0 million, three year revolving credit facility. In June 1997, the Company entered into an agreement with a financial institution to provide a $10.0 million revolving term facility. The addition of these credit facilities increase the Company's revolving borrowing capability to $56.0 million.
Advances under these agreements aggregated $5.8 million at June 30, 1997. The Company's current financial resources, including estimated cash flow from operations and the revolving credit facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional debt financing, if required, can be obtained or will be available on terms acceptable to the Company.

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

PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The company held its annual meeting of shareholders on May 14, 1997 for the purposes of (1) electing members of the Board of Directors of the Company and
(2) ratifying the appointment of Coopers & Lybrand L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 1997.

     There were 3,119,816 shares of Common Stock entitled to vote at the meeting and a total of 3,029,630 shares (97.1%) were represented at the meeting. The shareholder voting was as follows:

1.   Election of Directors:



                                            Withhold
                                 For        Authority
                                 ---        ---------

     Johan P. Finley          3,008,980      20,650
     David R. Mylrea          3,008,980      20,650
     Peter D. Cleary          3,010,480      19,150
     Charles R. Patterson     3,010,480      19,150
     Joel M. Koonce           3,010,480      19,150
     James L. Morrell         3,010,480      19,150


2. To ratify the appointment of Coopers & Lybrand L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 1997:

                         For       Against      Abstain
                         ---       -------      -------
                      3,005,280     4,700        19,650

Item 6.  Exhibits and Reports on Form 8-K

a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

Exhibit                                     Page
Number            Description              Number
-------           -----------              ------

11      Computation of Per Share Earnings    18

15      Letter Regarding Unaudited Interim
        Financial Information                19

27      Financial Data Schedule (EDGAR filing only)



b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1997 or during the period from June 30, 1997 to the date of this quarterly report on Form 10-QSB.



Signature

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PDS FINANCIAL CORPORATION



Dated:   August 8, 1997            By: /s/ Peter D. Cleary
                                       -------------------
                                       Chief Financial Officer
                                       (a duly authorized officer)