Form 10QSB
period 1997-09-30
PDS FINANCIAL CORP
filed 1997-11-12
CIK 921438

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                    (612) 941-9500
                             (Issuer's telephone number)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                             ------    ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

         Class                         Outstanding as of October 31, 1997
         -----                         ----------------------------------
Common Stock, $.01 par value                     3,306,904 shares
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PDS FINANCIAL CORPORATION

                                        INDEX


                            PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
                                                                            Page(s)
                                                                            -------
              Condensed Consolidated Statement of Income (Unaudited)
                   For the Three Months and Nine Months Ended September 30,
              1997 and 1996                                                    2

              Condensed Consolidated Balance Sheet As of September 30, 1997
                   (Unaudited) and December 31, 1996                           3

              Condensed Consolidated Statement of Cash Flows (Unaudited)
                   For the Nine Months Ended September 30, 1997 and 1996       4

              Notes to Condensed Consolidated Financial Statements (Unaudited) 5-6

              Report of Independent Accountants                                7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8-16


                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                      17-19


PART I - FINANCIAL INFORMATION
ITEM  1.     FINANCIAL STATEMENTS

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                               Three months ended September 30,        Nine months ended September 30,
                                               --------------------------------        -------------------------------
                                                 1997                1996                1997                1996
                                                 ----                ----                ----                ----
REVENUES
     Income from sales-type leases              $13,048,913                             $13,048,913
     Rental revenue on operating leases           3,277,882         $   634,436           9,090,165          $1,296,808
     Fee income                                     819,919             788,836           2,328,457           1,846,921
     Finance income                                 424,834             207,122           1,262,024             565,026
     Other income, net                               (5,076)              5,309               3,152             134,387
                                                -----------         -----------         -----------          ----------

          Total revenues                         17,566,472           1,635,703          25,732,711           3,843,142
                                                -----------         -----------         -----------          ----------

COSTS AND EXPENSES
     Sales-type leases                           12,457,651                              12,457,651
     Depreciation on operating leases             2,506,687             486,269           6,797,827             982,850
     Selling, general and administrative            900,595             690,602           2,206,183           1,827,967
     Interest                                     1,246,520             262,483           3,312,440             678,051
                                                -----------         -----------         -----------          ----------

          Total costs and expenses               17,111,453           1,439,354          24,774,101           3,488,868
                                                -----------         -----------         -----------          ----------

Income before income taxes                          455,019             196,349             958,610             354,274

Provision for income taxes                          175,000              72,000             366,000             131,000
                                                -----------         -----------         -----------          ----------

          Net income                            $   280,019         $   124,349         $   592,610          $  223,274
                                                -----------         -----------         -----------          ----------
                                                -----------         -----------         -----------          ----------

Earnings per share:
     Primary                                    $       .08         $       .04         $       .18          $      .07
     Fully diluted                              $       .08         $       .04         $       .18          $      .07

Number of shares used to compute per share
amounts:
     Primary                                      3,299,189           3,125,176           3,211,414          3,127,641
     Fully diluted                                3,364,128           3,126,457           3,336,952          3,127,974




See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                         September 30,    December 31,
                                                              1997            1996
                                                              ----            ----
ASSETS                                                     (Unaudited)
Cash and cash equivalents                                $  1,013,680   $  2,760,200
Restricted cash                                                13,772        197,057
Accounts receivable                                        16,597,832      4,904,861
Notes receivable, net                                       6,737,841      6,392,194
Net investment in leasing operations:
     Equipment under operating leases, net                 32,264,816     20,560,731
     Direct finance leases                                  5,527,914      2,121,162
     Inventory - equipment held for lease or sale           5,818,396         69,216
     Investment in purchased residuals                                     1,555,178
Deferred income taxes                                         761,000      1,032,000
Other assets                                                2,142,489        969,128
                                                         ------------   ------------

          Total assets                                  $  70,877,740  $  40,561,727
                                                         ------------   ------------
                                                         ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                    $  1,763,084  $   1,465,950
Deferred funds for pending transactions                    10,023,882      4,975,987
Discounted lease rentals                                   19,650,875     17,986,776
Notes payable                                              28,673,412      5,791,956
Convertible subordinated debentures                           664,098      1,862,485
Other liabilities                                           3,255,367      2,741,248
                                                         ------------   ------------

          Total liabilities                                64,030,718    34,824,402
                                                         ------------   ------------

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000
       shares authorized; 3,231,372 and 3,119,816
       issued and outstanding in 1997 and 1996                 32,314        31,198
     Additional paid-in capital                             8,425,147     7,952,161
     Retained earnings (accumulated deficit)               (1,610,439)   (2,246,034)
                                                         ------------   ------------

          Total stockholders' equity                        6,847,022     5,737,325
                                                         ------------   ------------

          Total liabilities and stockholders' equity    $  70,877,740 $  40,561,727
                                                         ------------   ------------
                                                         ------------   ------------




      See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                                               Nine months ended September 30,
                                                                             ---------------------------------
                                                                                  1997                1996
                                                                             ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $    592,610        $    223,274
     Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation on operating leases                                      6,797,699             982,850
          Gain on sale of financial assets                                     (1,977,130)           (722,995)
          Purchases/originations of notes receivable
               and direct finance leases                                      (16,462,743)         (8,755,119)
          Proceeds from:
               Sales of notes receivable and direct finance leases             18,578,609          15,168,883
               Collections on notes receivable and direct finance leases        4,641,580           2,221,076
          Changes in operating assets and liabilities, net                     (2,611,083)         (2,939,460)
                                                                             ------------        ------------

                         Net cash provided by operating activities              9,559,542           6,178,509
                                                                             ------------        ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment for leasing                                       (10,642,672)         (6,022,978)
     Proceeds from sale of leased equipment                                       145,064             983,018
     Other, net                                                                  (181,445)            (48,548)
                                                                             ------------        ------------

                           Net cash used in investing activities              (10,679,053)         (5,088,508)
                                                                             ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                5,430,193             470,000
     Proceeds from discounted lease rentals                                     4,686,088           4,917,321
     Payments on notes payable                                                 (3,495,486)         (3,012,499)
     Payments on discounted lease rentals                                      (6,523,519)         (1,235,643)
     Payments on convertible subordinated debentures                             (724,285)           (672,474)
                                                                             ------------        ------------

                         Net cash provided by (used in) financing activities     (627,009)            466,705
                                                                             ------------        ------------

Net increase (decrease) in cash and cash equivalents                           (1,746,520)          1,556,706

Cash and cash equivalents at beginning of period                                2,760,200             870,109
                                                                             ------------        ------------

Cash and cash equivalents at end of period                                   $  1,013,680        $  2,426,815
                                                                             ------------        ------------
                                                                             ------------        ------------


        See accompanying notes to condensed consolidated financial statements

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    The condensed consolidated financial statements presented herein as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.  BORROWINGS

    In April 1997, the Company entered into an agreement with a bank to provide a $20 million, three-year revolving credit facility. Advances under the facility are collateralized by certain leases and related equipment, and bear interest at 1 percent over the bank's reference rate.

    Also in April 1997, the Company renewed its agreement with a bank to provide a $1 million line of credit through April 1998. Terms of the renewed agreement are consistent with the prior agreement.

    In June 1997, the Company entered into an agreement with a financial institution to provide a $10 million revolving term facility. Advances under the facility are collateralized by certain leases and related equipment, and bear interest at 3 percent over comparable term U.S. Treasury Notes.

    In August 1997, the Company entered into an agreement with a bank to provide a $3 million, working capital line of credit. The Company intends to utilize this facility to finance the receivables and inventory associated with its used gaming device sales and distribution division, "PDS Slot Source." Advances under the facility are limited to 65% of receivables and inventory, as defined, and are collateralized by the same. This facility bears interest at 1 percent over the bank's prime rate. This facility replaced the $5 million revolving warehousing loan with the same bank, which expired in July 1997.

     As of September 30, 1997, the Company's revolving borrowing capability is $54 million and advances under these agreements aggregated $11.8 million.


3.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement modifies the methodology for calculating earnings per share and will be adopted in the fourth quarter of 1997. The Company does not expect a significant difference between earnings per share as presented herein and as will be calculated under Statement No. 128.

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and will be adopted in the first quarter of 1998. The Company does not expect the adoption of this new standard to have a material affect on its financial position or results of operation.

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement modifies standards for reporting information about operating segments and will be adopted in 1998.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of PDS Financial Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of PDS Financial Corporation and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three and nine month periods then ended and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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



Coopers & Lybrand L.L.P.
Minneapolis, Minnesota
November 10, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is principally engaged in the business of providing equipment financing to the gaming industry. These financings, typically in the form of a lease or note, are generally related to, and collateralized by, gaming equipment and other furniture, fixtures and equipment used in casino operations. In 1996, the Company introduced SlotLease-TM-, a specialized leasing program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Iowa and Minnesota to provide this financing alternative. In 1997, the Company established its used gaming device sales and distribution division, "PDS Slot Source", to compliment its leasing and financing activities.

    The Company's strategy is to increase its portfolio of assets under lease and thereby increase revenues and cash flow. In addition to its leasing activities, the Company also originates note transactions, which it generally sells to institutional investors. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its used gaming device division will help maximize end of lease term asset values and facilitate additional financing transactions.

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

ACCOUNTING FOR COMPANY ACTIVITIES

    The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are transferred to the borrower/lessee. In accordance with the Statement of Financial Accounting Standards No. 13 ("FAS No. 13"), direct finance leases are afforded accounting treatment similar to that for notes receivable. Beginning in the third quarter of 1997, certain of the Company's equipment transactions are structured as sales-type leases. The balance of the equipment financings are structured as operating leases, under which the Company retains some or all of the benefits and risks of ownership. Consistent with the Company's strategy to increase its leasing activities, the 1997 originations involve a greater mix of operating leases, which generate revenues throughout the lease term, as opposed to notes, which generate revenues primarily upon sale.

    The Company's revenue generating activities can be categorized as follows:
(i) dealer profit on sales-type leases; (ii) rental income from operating lease activity; (iii) fee income, resulting principally from the sale of lease or note receivable transactions; (iv) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company; and (v) other.

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

    The following table sets forth the Company's condensed consolidated statement of income and origination data for the three and nine months ended September 30, 1997 and 1996, calculating the transaction contribution derived from each of the types of financing activities by matching the revenues with the corresponding component of the Company's costs and expenses:


                                                        Three months ended            Nine months ended
                                                        ------------------            -----------------
                                                           September 30,                  September 30,
                                                           -------------                  -------------
                                                         1997           1996           1997           1996
                                                         ----           ----           ----           ----
 DEALER PROFIT ON SALES-TYPE LEASES
      Income from sales-type leases                $  13,048,913                 $  13,048,913
      Less:  Sales-type lease costs                   12,457,651                    12,457,651
                                                     -----------                   -----------
      Dealer profit                                      591,262                       591,262
                                                     -----------                   -----------

 OPERATING LEASE ACTIVITY, NET
      Rental revenue                                   3,277,882     $  634,436      9,090,165   $  1,296,808
      Less:  Depreciation                              2,506,687        486,269      6,797,827        982,850
                Interest expense                         831,338        105,192      2,389,531        198,660
                                                     -----------    -----------    -----------    -----------
      Operating lease activity, net                      (60,143)        42,975        (97,193)       115,298
                                                     -----------    -----------    -----------    -----------

 FEE INCOME                                              819,919        788,836      2,328,457      1,846,921
                                                     -----------    -----------    -----------    -----------

 FINANCE INCOME, NET
      Finance income                                     424,834        207,122      1,262,024        565,026
      Less:  Interest expense                            308,577         97,481        757,577        304,164
                                                     -----------    -----------    -----------    -----------
      Finance income, net                                116,257        109,641        504,447        260,862
                                                     -----------    -----------    -----------    -----------

 OTHER INCOME, NET                                        (5,076)         5,309          3,152        134,387
                                                     -----------    -----------    -----------    -----------

 TOTAL TRANSACTION CONTRIBUTION                        1,462,219        946,761      3,330,125      2,357,468
                                                     -----------    -----------    -----------    -----------

Selling, general and administrative expenses             900,595        690,602      2,206,183      1,827,967
Interest expense attributable to inventory and
purchased residuals                                      106,605         59,810       165,332         175,227
                                                     -----------    -----------    -----------    -----------

 INCOME BEFORE INCOME TAXES                              455,019        196,349        958,610        354,274

 Provision for income taxes                              175,000         72,000        366,000        131,000
                                                     -----------    -----------    -----------    -----------

 NET INCOME                                           $  280,019     $  124,349     $  592,610     $  223,274
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

 GROSS GAMING ORIGINATIONS                           $18,675,052    $37,374,667    $72,485,802    $61,510,935
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------


    The types of revenues generated by the Company's financing activities are further described below:

    DEALER PROFIT ON SALES-TYPE LEASES.  Beginning in the third quarter of
1997, the Company structured certain of its gaming equipment transactions as sales-type leases. Sales-type leases, like direct finance leases, transfer substantially all the benefits and risks of ownership of the leased asset to the lessee. Unlike direct finance leases, sales-type leases also include dealer profit, resulting from the Company leasing equipment which was purchased at a discount that is not available to the lessee. This dealer profit is recognized at the inception of the lease in the condensed consolidated statement of income as the difference between income from sales-type leases and sales-type lease cost. Income from sales-type leases is the present value of the future minimum lease payments. Sales-type lease cost is the Company's equipment cost, net of any discounts. Upon selling a sales-type lease to a third party, the Company removes the underlying asset from its condensed consolidated balance sheet.

    OPERATING LEASE ACTIVITY, NET. Operating leases are those leases in which substantially all the benefits and risks of ownership of the leased asset are retained by the Company. Revenue from operating leases consists of monthly rentals and is reflected in the condensed consolidated statement of income evenly over the life of the lease as rental revenue on operating leases. The cost of the related equipment is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. This depreciation is reflected in the condensed consolidated statement of income as depreciation on operating leases. The Company also incurs interest expense as a result of financing the purchase of the equipment under these leases. In calculating the operating lease activity, net, in the preceding table, depreciation on operating leases and interest expense allocated to operating leases have been subtracted from rental revenue from operating leases. Depreciation is allocated on a specific identification basis. The allocation of interest expense is based first upon any borrowings specifically identified with a related asset, and, secondarily, all remaining interest is allocated to operating leases, notes receivable, direct finance leases, inventory and purchased residuals on a pro-rata basis.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenues for the third quarter of 1997 totaled $17.6 million, a significant increase from $1.6 million in the third quarter last year. The significant increase in revenues is primarily attributable to the Company's first sales-type leases of new gaming equipment, which totaled $13.0 million in the 1997 quarter, as well as the Company's expanded lease portfolio. This is consistent with the Company's strategy to focus on gaming equipment replacements and upgrades, the development of its distribution business in 1997, and the introduction last year of its SlotLease-TM- product. Revenues have also benefited from the Company becoming licensed to own gaming devices in Nevada and other jurisdictions in 1997. Gross originations of financing transactions for the three months ended September 30, 1997 were $18.7 million compared to $37.4 million for the same period in 1996. Included in the 1996 originations were certain sizable secured equipment financing transactions for a then recently opened casino.

    Dealer profit on sales-type leases was $591,000 in the third quarter of 1997, resulting from the Company's first sales-type leases of new gaming equipment, as indicated above. The Company has obtained its gaming equipment distributor licenses in Nevada, New Jersey, Colorado, Iowa and Minnesota, and earlier this year established its used gaming device sales and distribution division, and accordingly intends to continue to originate this type of lease. The Company did not originate sales-type leases during 1996.

    Consistent with the Company's strategy, operating lease activity increased significantly in the third quarter of 1997 as compared with the third quarter of 1996. The Company's operating lease portfolio grew substantially to $32.3 million at September 30, 1997 as compared to $17.4 million one year earlier. Rental revenue on operating leases increased to $3.3 for the third quarter of 1997 from $634,000 in the comparable period in 1996. Related depreciation increased similarly to $2.5 million from $486,000. Interest expense, incurred in financing the purchase of the equipment under operating lease, increased to
$831,000 from $105,000.   The net transaction contribution from operating lease
activities decreased approximately $103,000 for the three months ended September 30, 1997 compared with the same period in 1996. The decrease in transaction contribution is attributable to a disproportionately higher interest expense in 1997, resulting from borrowing most of the funds required to purchase the new equipment under operating leases. Conversely, the much smaller 1996 lease portfolio was more mature and less leveraged and thus bore a relatively smaller interest charge. The Company's 1997 operating lease portfolio, on a weighted average basis, is in an earlier stage of the lease term, when depreciation and interest may exceed rental revenue. These leases are expected to generate revenues throughout their lease term, which is generally 36 months, and make a positive transaction contribution in the latter stage of the lease term.

    The Company generated fee income of $820,000 related to the sale of transactions with a basis of $25.6 million in the three months ended September 30, 1997, compared to fee income of $789,000 on the sale of transactions with a basis of $26.1 million in the three months ended September 30, 1996.

    Finance income, net, increased approximately $7,000 for the three months ended September 30, 1997 when compared to the three months ended September 30, 1996. The increase primarily reflects the larger portfolio of notes receivable held by the Company during the third quarter of 1997 as compared to the third quarter of 1996.

    Selling, general and administrative expenses increased approximately $210,000 or 30% for the three months ended September 30, 1997 when compared to the same period in 1996. The increase is primarily attributable to the expansion of the sales activities and the formation of the used gaming device division in Las Vegas, Nevada in 1997. When compared with total revenues, selling, general and administrative expenses decreased from approximately 42% of total revenues for the three months ended September 30, 1996 to 5% of total revenues in the comparable period in 1997.

    Interest expense attributable to inventory and purchased residuals increased $47,000 because of the Company's higher investment in inventory in the three months ended September 30, 1997. The inventory consists of used gaming devices and is utilized in the Company's recently formed used gaming device sales and distribution division, "PDS Slot Source."

    Income before income taxes increased $259,000 to $455,000 in the third quarter of 1997, compared with $196,000 in the same period last year. The improvement in 1997 reflects the $515,000 increase in total transaction contribution, partially offset by higher related costs and expenses, as described above.

    The effective income tax rate was 38.5% in the three months ended September 30, 1997 as compared to 36.7% in the same period of 1996. Both effective rates are higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenues for the nine months ended September 30, 1997 totaled $25.7 million, a significant increase from $3.8 million in the first nine months of last year. The significant increase in revenues is primarily attributable to the Company's first sales-type leases of new gaming equipment, which totaled $13.0 million in the 1997 period, as well as the Company's expanded lease portfolio, both as described above. Gross originations of financing transactions for the nine months ended September 30, 1997 increased 18% to $72.5 million compared to $61.5 million for the same period in 1996. The significant increase in revenues is largely attributable to the same factors as in the three months ended September 30, 1997, as described above.

    Rental revenue on operating leases increased to $9.1 million from $1.3 million. Related depreciation increased similarly to $6.8 million from $1.0 million. Interest expense, incurred in financing the purchase of the equipment under operating lease, increased to $2.4 million from $199,000. The net transaction contribution from operating lease activities decreased approximately $212,000 for the nine months ended September 30, 1997 compared with the same period in 1996. The decrease in transaction contribution is attributable to the same factors as in the three months ended September 30, 1997, as described above.

    The Company generated fee income of $2.3 million related to the sale of transactions with a basis of $61.1 million in the nine months ended September 30, 1997, compared to fee income of $1.8 million on the sale of transactions with a basis of $46.5 million in the nine months ended September 30, 1996. The higher level of fee income is primarily attributable to greater origination volume resulting from the expansion of sales activities in Las Vegas, Nevada and certain other factors described above.

    Finance income, net, increased approximately $244,000 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the first nine months of 1997 as compared to the same period of 1996.

    Other income, net in the nine months ended September 30, 1996 primarily reflects the gain on the sale of certain assets.

    Selling, general and administrative expenses increased approximately $378,000 or 21% for the nine months ended September 30, 1997 when compared to the same period in 1996. The increase is primarily attributable to the expansion of the sales activities and the formation of the used gaming device division in Las Vegas, Nevada. When compared with total revenues, selling, general and administrative expenses decreased from approximately 48% of total revenues for the nine months ended September 30, 1996 to 9% of total revenues in the comparable period in 1997.

    Interest expense attributable to inventory and purchased residuals decreased $10,000, because during most of 1997 the Company had no investment in purchased residuals, partially offset by the Company's higher investment in inventory in the nine months ended September 30, 1997.

    Income before income taxes increased $604,000 to $958,000 in the first nine months of 1997, compared with $354,000 in the same period last year. The improvement in 1997 reflects the $973,000 increase in total transaction contribution, partially offset by higher related costs and expenses, as described above.

    The effective income tax rate was 38.2% in the nine months ended September 30, 1997 as compared to 37.0% in the same period of 1996. Both effective rates are higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The funds necessary to support the Company's activities have been provided by cash flow generated primarily from the operating and financing activities described above, and various forms of recourse and nonrecourse borrowings. The Company's cash and cash equivalents totaled $1.0 million at September 30, 1997, a decrease of $1.7 million from December 31, 1996.

    The Company's strategy to increase its leasing activities involves a higher level of investment in equipment under operating lease, financed through discounted lease rentals and notes payable. The Company's lease portfolio is expected to generate recurring cash flow from operations throughout the lease term. During the first nine months of 1997, cash flow provided by operating activities totaled $9.6 million, an increase of $3.4 million from the first nine months of 1996. The higher level of cash provided in the 1997 period primarily results from the Company's expanded leasing activities. The cash used in investing activities in the 1997 period primarily reflects $10.6 million of investment in equipment for leasing. The greater magnitude of operating and financing activities in the nine months ended September 30, 1997 reflect the higher level of originations and larger lease portfolio, both as discussed above, when compared with the same period in 1996.

    At September 30, 1997 total borrowings were $49.0 million, up from $25.6 million at December 31, 1996. The increase in total borrowings was primarily invested in equipment in the Company's leasing operations. The Company's recourse debt to equity ratio was 2.0: 1 at September 30, 1997 compared with 1.3: 1 at December 31, 1996. The following summarizes the significant borrowing activities of the Company.

    DISCOUNTED LEASE RENTALS.   Subsequent to origination of certain leases,
the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally nonrecourse to the Company. As lessees make payments, rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals increased from $18.0 million as of December 31, 1996 to $19.7 million as of September 30, 1997. The net increase of $1.7 million is primarily the result of noncash borrowings of $3.5 million and cash proceeds from discounting of $4.7 million, partially offset by principal payments of $6.5 million.

    NOTES PAYABLE. Total notes payable increased from $5.8 million as of December 31, 1996 to $28.7 million as of September 30, 1997, in part as a result of advances under the new revolving borrowing agreements, described in the accompanying Notes to Condensed Consolidated Financial Statements. The net increase of $22.9 million is primarily the result of additional net noncash borrowings of $21.0 million, cash proceeds of $5.4 million, partially offset by payments of $3.5 million.

    CONVERTIBLE SUBORDINATED DEBENTURES. As of September 30, 1997, the Company has outstanding $664,000 of unsecured Convertible Subordinated Debentures ("Debentures"), which are subordinated to other borrowings of the Company. Interest on the Debentures accrues at an annual rate of 11.5%. At the option of the holders, the Debentures are convertible into shares of the Company's common stock at a price of $4.25 per share. During the quarter ended September 30, 1997, $474,000 of Debentures were converted to approximately 112,000 shares of common stock. An additional $321,000 of Debentures were converted to approximately 76,000 shares of common stock during October 1997. The Company may prepay any unconverted Debentures. As of October 31, 1997, there have been no such prepayments and $343,000 of the Debentures remain outstanding. Such Debentures, if not converted, require payments of principal and interest in four remaining equal quarterly installments of approximately $91,000 through September 30, 1998.

    CAPITAL RESOURCES

    In April 1997, the Company entered into an agreement with a bank to provide a $20 million, three-year revolving credit facility. In June 1997, the Company entered into an agreement with a financial institution to provide a $10 million revolving term facility. In August 1997, the Company replaced its $5 million revolving warehousing loan facility with a $3 million working capital line of credit at the same bank. The addition of these credit facilities increases the Company's revolving borrowing capability to $54 million. Advances under these agreements aggregated $11.8 million at September 30, 1997. The Company's current financial resources, including estimated cash flow from operations and the revolving credit facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional debt financing, if required, can be obtained or will be available on terms acceptable to the Company.


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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    Certain holders of the Company's Convertible Subordinated Debentures ("Debentures") have converted $474,000 of Debentures to approximately 112,000 shares of the Company's common stock during the quarter ended September 30, 1997. An additional $321,000 of Debentures were converted to approximately 76,000 shares of common stock during October 1997.



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

         27             Financial Data Schedule (EDGAR filing only)


    b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1997 or during the period from September 30, 1997 to the date of this quarterly report on Form 10-QSB.



SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PDS FINANCIAL CORPORATION

Dated:  November 10, 1997         By: /s/   Peter D. Cleary
                                     ------------------------------
                                     Chief Financial Officer
                                     (a duly authorized officer)