Form 10KSB
period 1997-12-31
PDS FINANCIAL CORP
filed 1998-03-30
CIK 921438

================================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        - - - - - - - - - - - - -
                               FORM 10-KSB

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1943

Commission File No. 0-23928

                        PDS Financial Corporation
         -----------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

          Minnesota                                      41-1605970
-------------------------------                --------------------------------
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

  6171 McLeod Drive, Las Vegas, Nevada                      89120
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                              (702) 736-0700
           -------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

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

                       Yes   X            No
                           -----             -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

State issuer's revenues for its most recent fiscal year  $47,613,259.

The aggregate market value of voting stock held by nonaffiliates of the Issuer on February 28, 1998, was $16,616,325.

The number of shares outstanding of the Issuer's only class of common stock on February 28, 1998, was 3,557,975.

                   THE EXHIBIT INDEX IS LOCATED AT PAGE 34.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by the reference below as the Item of this Form 10-KSB indicated. The Registrant will file with the Securities and Exchange Commission (the "Commission") the Proxy Statement before April 29, 1998.


Part of Form 10-KSB                    Portion of Proxy Statement
-------------------                    --------------------------
1.  Part III, Item 9.  Directors,      1.  See captions entitled "Election
    Executive Officers, Promoters          of Directors" and "Compliance
    and Control Persons; Compliance        with Section 16(a) of the
    with Section 16(a) of the              Securities Exchange Act of 1934".
    Exchange Act.

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

     The Company engages in the business of financing and leasing gaming equipment and supplying reconditioned gaming machines to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment.
In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. In 1997, the Company established PDS Slot Source, a reconditioned gaming machine sales and distribution program, to complement its leasing and financing activities.

     In order to offer its SlotLease program and PDS Slot Source, the Company must be licensed to own and distribute gaming devices in each jurisdiction in which it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant and certain of its directors and officers. The Company currently is licensed in Nevada, New Jersey, Colorado, Iowa and Minnesota. The Company also has license applications pending in Mississippi and Indiana. The Company believes its gaming licenses, as well as its experience in the gaming industry, provides a significant competitive advantage, enabling the Company to offer financing packages and services that meet the needs of this industry more effectively than traditional financing.

     The Company was founded in 1988 as a leasing company, specializing in vehicle and general equipment leasing transactions. The Company began providing equipment financing for new Indian gaming facilities in the Upper Midwest in early 1991. Since 1994, all of the Company's gross originations have resulted from transactions in the gaming industry. In 1996, the Company established a sales office in Las Vegas, Nevada, which became the Company's principal executive office in 1997.

     The Company generally targets established medium-sized casino operators that are opening new gaming facilities or expanding existing gaming facilities, as well as new casino operators that have acceptable credit quality. Most of the Company's equipment financing transactions range from $500,000 to $2.5 million. The Company is presently primarily focusing its efforts on the traditional gaming markets of Nevada and New Jersey.

GAMING INDUSTRY

     The casino industry in the United States, and the gaming industry in general, have experienced substantial growth in recent years. Prior to 1979, high stakes gaming activities were limited to Nevada. In 1979, casino gaming was legalized in New Jersey. Between 1979 and 1988, gaming activities by various Indian tribes developed, leading to the federal enactment of the Indian Gaming Regulatory Act of 1988. The growth of

Indian gaming served as a catalyst for certain jurisdictions to consider non-Indian casino gaming because of its potential as a source of government revenue. Since 1989, various forms of casino gaming have been legalized in Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri
and South Dakota.   In addition, gaming facilities operate on cruise ships
sailing out of California, Florida, Georgia, Hawaii and Puerto Rico. Certain other states have approved or are considering approval of some form of casino gaming. No assurance can be given as to whether any additional states will adopt legislation permitting casino gaming in the future or the nature, timing and extent of casino development in any state.

     According to data compiled from gaming commission reports, in 1996 there were approximately 372,000 total gaming machines installed in the United States, compared with approximately 237,000 total gaming machines installed in the United States in 1993 and approximately 156,000 total gaming machines installed in the United States in 1990. According to data compiled from gaming commission reports, in 1996 there were approximately 80,000 gaming machines shipped in the United States, compared with approximately 58,000 gaming machines shipped in the United States in 1993 and approximately 16,000 gaming machines shipped in 1990, which represents machines shipped to replace older machines and new installations of machines.

COMPANY STRATEGY

     The Company believes that the gaming industry in general has entered into a gaming equipment replacement cycle, which provides increased opportunities for the Company's products and services. The Company believes its ability to offer casino operators gaming devices under operating lease structures provides a competitive advantage over non-licensed financial institutions. The Company's strategy is to increase both its portfolio of assets under lease and its reconditioned gaming device sales, and thereby increase its revenues and cash flows. Recently the Company has increased its focus on the Nevada gaming market, and the Company intends to further expand its presence in that market.

     Because it is licensed to own and distribute gaming machines in key jurisdictions, the Company believes it is able to offer a wider variety of gaming equipment financing structures, such as operating leases, which are especially important for small to medium-sized casino operators that may be subject to financing covenants that restrict indebtedness. While gaming equipment manufacturers and distributors may offer financing to a casino operator, this financing may not be on the most favorable terms, and the manufacturers and distributors generally do not offer sufficient financing for other necessary furniture, fixtures and equipment. The Company believes its experience in and knowledge of the industry, as well as its licenses, allow it to offer financing packages and services that meet the needs of the industry in a more effective manner than traditional financing and leasing sources and equipment manufacturers and distributors.

THE SLOTLEASE PROGRAM

     The Company believes SlotLease, its operating lease program, has been well received by casino operators since its introduction in 1996 because it offers lower monthly payments and off balance sheet financing. The Company believes that the SlotLease program promotes its strategic objective of increasing recurring revenues. The Company retains ownership of the gaming equipment under operating lease, and at the end of the applicable lease term the Company offers the customer an option to purchase the gaming equipment at its then determined fair market value or extend the lease term. The Company receives rental income under a non-cancelable lease, which ranges from 24 to 48 months and typically has a term of 36 months. The casino operator incurs rental expense, and avoids reflecting an asset and related liability on its balance sheet. Returned machines are inventoried for lease or resale by the Company through the PDS Slot Source program.

PDS SLOT SOURCE

     In May 1997, the Company introduced PDS Slot Source, its reconditioned gaming machine sales and distribution program. The Company believes that the secondary market for gaming machines is fragmented, underdeveloped and represents a significant opportunity for growth. The Company obtains used gaming machines either from its customers at the end of an applicable lease term or in the market from distributors, brokers or operators. These gaming machines are refurbished by the Company prior to resale or occasionally are
sold "as is" to a customer.   The Company believes its ability to recondition
and distribute used gaming machines enhances the market value of gaming machines at the end of an operating lease and facilitates additional financing transactions.

STRUCTURE OF EQUIPMENT FINANCING TRANSACTIONS

     In addition to offering operating leases through its SlotLease Program, the Company also provides financing in the form of capital leases or collateralized loans. Such financing transactions are either originated directly by the Company with the casino operator or are structured jointly with the gaming equipment manufacturer or distributor. In both of these types of transactions substantially all of the benefits and risks of ownership are borne by the lessee/borrower. Under a capital lease, the lessee is required to pay the Company the purchase price of the gaming equipment either throughout the term of the lease or, if the lease payments are not sufficient to cover the purchase price of the gaming equipment, the lessee is required to pay the Company a balloon payment at the end of the lease term. Most of the Company's equipment financing transactions range from $500,000 to $2.5 million. The Company generally obtains the funds necessary for its capital lease or collateralized loans by selling all or a portion of its interest in the payment stream to one or more institutional investors, often simultaneously with its origination of financing transactions. The sale price of a financing transaction is based upon the discounted present value of the payment stream. The Company's ability to locate investors to fund its financing transactions depends on many factors, including the credit quality of the borrowers or lessees, the type of underlying equipment, credit enhancements, if any and the terms under which the transaction was both originated and sold.

COMPETITION

     The finance industry is highly competitive. In the gaming equipment financing market, the Company competes primarily with equipment manufacturers and to a lesser extent with leasing companies, commercial banks and other financial institutions. Certain of the Company's competitors are significantly larger and have substantially greater resources than the Company. The Company sometimes jointly markets its financing services with gaming equipment manufacturers who may be competitors of the Company. The Company believes its ability to offer casino operators gaming devices under operating lease structures provides a competitive advantage over non-licensed financial institutions.

     The Company competes on the basis of offering flexibility in structuring leases and other financial transactions, commitment to prompt attention to customer needs, creative solutions to non-traditional financing requests and immediate reactions to changes in the financial marketplace. In addition to financing gaming equipment, the Company finances substantially all other types of furniture, fixture and equipment used in a casino operation.

     With respect to the sales of reconditioned gaming machines, the Company competes primarily against equipment manufacturers and smaller distributors. It is possible that new competitors may engage in gaming equipment financing or the distribution of reconditioned gaming machines, some of which may have licenses to own or sell gaming equipment and have greater financial resources than the Company.

PRINCIPAL CUSTOMERS

     Historically, the Company has experienced significant nonrecurring revenues in connection with the completion of its large gaming equipment financing transactions. Revenues from the Company's principal customers were 37%, 18%, 11%, 2% and 7% of total revenues during 1997 and 20%, 0%, 16%, 20%
and 14% of total revenues during 1996, respectively. The Company does not expect revenues from certain of these customers to represent a significant percentage of its total revenues in 1998. Due to the nature of its large gaming equipment financing transactions, the Company believes that a significant percentage of its total revenues may be derived from one or several of its customers in 1998.

GOVERNMENT REGULATION

     Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal and state regulation and oversight. In order to offer its SlotLease program and PDS Slot Source, the Company must be licensed to own and distribute gaming devices in each jurisdiction where it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant, its directors and certain of its officers, key employees and significant shareholders. The Company currently is licensed as a gaming equipment distributor under Nevada, New Jersey, Colorado, Iowa and Minnesota gaming laws. The Company has gaming license applications pending in Mississippi and Indiana, which were filed in 1997. Expansion of the Company's activities may be hindered by delays in obtaining requisite state licenses or other approvals.

     No investor may become a holder of 5% or more of the Company's stock without first agreeing to consent to a background investigation, provide a financial statement and respond to questions from gaming regulators.

     Gaming on Indian land is further regulated by tribal governments. Changes in federal, state or tribal laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted on Indian land. In addition, numerous lawsuits nationwide seek to limit or expand Indian gaming activities. The outcome of such litigation cannot be predicted.

     The following references to material statutes and regulations affecting the Company are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company.

     NEVADA. The ownership, operation, sale and distribution of gaming devices in Nevada is subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. Generally, gaming activities (including the sale and lease of gaming devices) may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission") and appropriate county and city licensing agencies. The Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board") and the various county and city licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i)the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii)the establishment and maintenance of responsible accounting practices and procedures; (iii)the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv)the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations, and procedures could have an adverse effect on the Company's operations.

     PDS Financial Corporation-Nevada, a Nevada corporation and wholly owned subsidiary of the Company ("PDS Nevada"), is required to be licensed as a distributor by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, PDS Nevada without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and PDS Nevada have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or PDS Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of PDS Nevada must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, and key employees of the Company who are actively and directly involved in gaming activities of PDS Nevada may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation incurred by the Nevada Gaming Authorities. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

     If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or PDS Nevada, the company involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or PDS Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and PDS Nevada are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financial transactions by PDS Nevada must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by PDS Nevada, the gaming licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, PDS Nevada, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect the Company's operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires the beneficial owners of more than 10 percent of the Company's voting securities apply to the Nevada Commission for a finding of suitability with 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10 percent, but not more than 15 percent, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies, or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation incurred by the Nevada Gaming Authorities.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. A record owner may also be found unsuitable if the record owner fails to identify the beneficial owner within 30 days of a request by the Nevada Commission or Chairman of the Nevada Board. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or PDS Nevada, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever;
(ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. "Gaming facilities" has been interpreted by the Nevada Gaming Authorities to include the acquisition or financing of gaming devices in Nevada. Furthermore, any such approval, if granted, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and
taxes are payable either monthly, quarterly, or annually.   Nevada licensees
that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     NEW JERSEY. The Company and certain of its officers and directors, are currently required to be licensed under the New Jersey Casino Control Act (the "New Jersey Act") as a casino service industry qualified to sell its products to casinos in New Jersey. The sale and distribution of gaming equipment to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission.

The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of the Company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission, or any renewals thereof.

     The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, reputation for honesty, business ability and experience of the Company and its directors, officers, management and supervisory personnel, principal employees and stockholders as well as the adequacy of the financial resources of the Company.

     New Jersey licenses are granted for a period of one or two years, depending on the length of time a company has been licensed, and are renewable. The New Jersey Commission may impose such conditions upon licensing as it deems appropriate. These include the ability of the New Jersey Commission to require the Company to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the Company for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the Company's license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

     OTHER JURISDICTIONS. The Company currently is licensed to operate at various levels in Colorado, Iowa and Minnesota and has license applications pending in Mississippi and Indiana. Although the regulations in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

     The manufacture, sale and distribution of gaming devices and the ownership and operation of gaming facilities in each jurisdiction are subject to various state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction (the "Gaming Regulators"). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment owners, distributors, sellers and operators, as well as persons financially interested or involved in gaming or liquor operations.

     In many jurisdictions, selling or distributing gaming equipment may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the Gaming Regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Gaming Regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the Gaming Regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. The Company and its key personnel have obtained all licenses necessary for the conduct of the Company's business in the jurisdictions in which it sells, distributes and finances gaming equipment. Suspension or revocation of such licenses could have a material adverse effect on the Company's operations.

EMPLOYEES

     As of December 31, 1997, the Company employed 27 persons, including 6 in direct sales and marketing, 7 in warehousing/refurbishing and 14 in general and administrative functions. All of these persons are full-time employees.

     ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate offices and its warehouse are located in approximately 30,000 square feet of leased space in Las Vegas, Nevada. The Company pays monthly rent of $20,000 pursuant to a lease expiring on December 31, 2004. The Company has additional offices located in approximately 6,000 square feet of leased space in Eden Prairie, Minnesota. The Company pays monthly rent of $10,000 pursuant to a lease expiring on January 14, 2000.
The Company considers the facilities as adequate and suitable for the purposes they serve.

     ITEM 3.   LEGAL PROCEEDINGS.

     The Registrant is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 1997, no matter was submitted to a vote of security holders.

                                 PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     See attached caption entitled "Common Stock".

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     See attached caption entitled "Management's Discussion and Analysis".

     ITEM 7.   FINANCIAL STATEMENTS.

     See attached captions entitled "Consolidated Balance Sheet", "Consolidated Income Statement", "Consolidated Statement of Stockholders' Equity", "Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants".

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

                                 PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1998, referenced on page 2 of this Form 10-KSB.

     ITEM 10.  EXECUTIVE COMPENSATION.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1998, referenced on page 2 of this Form 10-KSB.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1998, referenced on page 2 of this Form 10-KSB.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Commission before April 29, 1998, referenced on page 2 of this Form 10-KSB.

     ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.


EXHIBIT
  NO.             DESCRIPTION
-------           -----------
Incorporated by Reference:

  3.5*            Bylaws of the Registrant
  4.1*            Specimen of Common Stock Certificate
  4.2*            Indenture of Trust between the Registrant and First Trust
                  National Association dated as of November 2, 1993 and First
                  Supplemental Indenture of Trust dated as of November 8, 1993
  4.3**           Form of Warrant to Purchase 25,000 Shares of Common Stock,
                  dated December 15, 1994, issued to Miller & Schroeder
                  Investments Corporation
  4.4**           Form of Warrant to Purchase 145,000 Shares of Common Stock,
                  dated May 24, 1994
  10.2*           1993 Stock Option Plan
  10.3*           Form of Incentive Stock Option Agreement
  10.4*           Form of Non-Qualified Stock Option Agreement
  10.5*           Employment Agreement between the Registrant and Johan P.
                  Finley
  10.6*           Employment Agreement between the Registrant and David R.
                  Mylrea
  10.7***         Employment Agreement between the Registrant and Robert M.
                  Mann
  10.8***         Employment Agreement between the Registrant and Peter D.
                  Cleary
  10.9*           Employment Agreement between the Registrant and Lona M. B.
                  Finley
  10.10*          Form of Tax Indemnification Agreement between the
                  Registrant and Johan P. Finley

_______________
   * Incorporated by reference to the Registrant's previously filed Form SB-2 Registration Statement No. 33-76948C
   ** Incorporated by reference to the Registrant's previously filed Form SB-2 Registration Statement No. 33-88692
   *** Incorporated by reference to the Registrant's previously filed Form 10- KSB for the year ended December 31, 1995

Submitted Herewith:


  3.1             Amended and Restated Articles of Incorporation
  3.2             Articles of Amendment to Articles of Incorporation
  3.3             Articles of Amendment to Articles of Incorporation
  3.4             Articles of Amendment of Amended and Restated Articles of
                  Incorporation
  10.1 Industrial Real Estate Lease dated April 29, 1997, between the Registrant, as Tenant, and Patrick Commerce Center,
                  LLC, as Landlord
  10.11           Revolving Credit and Security Agreement, dated April 9,
                  1997 between BNY Financial Corporation as Lender and as
                  Agent and the Registrant and PDS Financial
                  Corporation-Nevada as Borrowers
  10.12           Loan and Security Agreement, dated June 20, 1997 between
                  Heller Financial, Inc., as Lender and the Registrant as
                  Borrower
  10.13           Loan and Security Agreement, dated June 20, 1997 between
                  Heller Financial, Inc., as Lender and PDS Financial
                  Corporation-Nevada, as Borrower
  10.14 Commercial Security Agreement, dated August 15, 1997 between U.S. Bank, as Lender and the Registrant as Borrower
  10.15           Letter Agreement between the Registrant and David R. Mylrea
  21.1            Subsidiaries of the Registrant
  23.1            Consent of Independent Accountants
  27.1            Financial Data Schedule for the year ended December 31, 1997
  27.2            Financial Data Schedule for the nine months ended
                  September 30, 1997
  99.1            Cautionary Statements

(b)  REPORTS ON FORM 8-K.

     The Registrant was not required to file any reports on Form 8-K for the quarter ended December 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL:

PDS Financial Corporation and its consolidated subsidiaries (the "Company" or "PDS") engage in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Iowa and Minnesota to provide this financing alternative. In 1997, the Company established PDS Slot Source, a reconditioned gaming device sales and distribution division, to complement its leasing and financing activities and to generate equipment sales to casino operators.

The Company's strategy is to increase its portfolio of assets under lease and reconditioned gaming device sales, and thereby increase revenues and cash flows. In addition to its leasing activities, the Company also originates note transactions, which it generally sells to institutional investors. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions.

The Company's quarterly operating results, including net income, have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. These transactions can be in the negotiation and documentation stages for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results which may be expected for any other period. The Company believes that the development of its lease portfolio and reconditioned gaming device division will lead to increased recurring revenues, which will tend to lessen the fluctuations of its operating results.

ACCOUNTING FOR COMPANY ACTIVITIES:

The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment financing transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are borne by the borrower or lessee. Direct finance leases are afforded accounting treatment similar to that for notes receivable. In 1996, the Company began structuring some of its gaming equipment financings as operating leases, under which the Company retains substantially all of the benefits and risks of ownership. In the third quarter of 1997, the Company began structuring certain of its gaming equipment transactions as sales-type leases. Consistent with the Company's strategy to increase its leasing activities, the 1996 and 1997 originations involve a greater mix of operating leases, which generate revenues throughout the lease term, as opposed to notes or direct finance leases, which generate revenues primarily upon sale.

The Company's revenue generating activities can be categorized as follows:
(i) equipment sales; (ii) revenue from sales-type leases; (iii) rental revenue on operating leases; (iv) fee income, resulting principally from the sale of lease or note receivable transactions; and (v) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company.

The types of income are further described below:

EQUIPMENT SALES. In mid-1997, the Company established a reconditioned gaming device sales and distribution division, PDS Slot Source. Used gaming devices are obtained by the Company either from its customers at the end of an applicable lease term, or in the marketplace. The cost of this equipment is recorded in the consolidated balance sheet as equipment held for sale or lease. At the time of sale, the Company records revenue equal to the selling price of the related asset. Upon selling reconditioned gaming devices, the Company removes the underlying asset from its consolidated balance sheet and records the cost, including reconditioning cost, as cost of revenues. Equipment sales also includes the sale of equipment which may occur during the term of an operating lease.

REVENUE FROM SALES-TYPE LEASES. Beginning in the third quarter of 1997, the Company structured certain of its gaming equipment transactions as sales-type leases. Sales-type leases, like direct finance leases, transfer substantially all the benefits and risks of ownership of the leased asset to the lessee. Unlike direct finance leases, sales-type leases also include dealer profit resulting from the Company leasing equipment which was purchased at a discount that is not available to the lessee. This dealer profit is recognized at the inception of the lease in the consolidated income statement as the difference between revenue from sales-type leases and sales-type lease cost. Revenue from sales-type leases is the present value of the future minimum lease payments. Sales-type lease cost is the Company's equipment cost, net of any discounts. Upon selling a sales-type lease to a third party, the Company removes the underlying asset from its consolidated balance sheet.

RENTAL REVENUE ON OPERATING LEASES. Operating leases are defined as those leases in which substantially all the benefits and risks of ownership of the leased asset are retained by the Company. Revenue from operating leases consists of monthly rentals and is reflected in the consolidated income statement evenly over the life of the lease as rental revenue on operating leases. The cost of the related equipment is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. This depreciation is recorded in the consolidated income statement as depreciation on operating leases.

For operating leases, the cost of equipment, less accumulated depreciation, is recorded in the consolidated balance sheet as equipment under operating leases, net.

FEE INCOME. The Company funds much of the direct finance lease and note transactions it originates through a sale of such transactions (i.e., the sale of all of the Company's right, title and interest in the future payment stream from the related leases or notes). A sale may occur simultaneously with the origination or several months thereafter. At the time of sale, the Company records fee income equal to the difference between the selling price and the carrying value of the related financial asset. The calculation of fee income reflects many factors, including the credit quality of the borrowers or lessees, the type of underlying equipment, credit enhancements, if any and ultimately, the terms under which the transaction was both originated and sold. Fee income also includes commissions earned for arranging financing in which the Company is not a party to the transaction.

Upon the sale of a lease or note, the Company removes the underlying asset from its consolidated balance sheet.

FINANCE INCOME. For the period during which the Company holds a note receivable or direct finance lease, finance income is recognized over the term of the underlying lease or note in a manner which produces a constant percentage rate of return on the asset carrying cost.

For those direct finance leases held by the Company, the present value of the future minimum lease payments are recorded in the consolidated balance sheet as direct finance leases.

RESULTS OF OPERATIONS:
YEARS ENDED DECEMBER 31, 1997 AND 1996

Revenues totaled $47.6 million in 1997, a significant increase from $6.4 million in 1996. The increase in revenues is primarily attributable to equipment sales, sales-type leases of new gaming equipment as well as the Company's expanded lease portfolio. Revenues have benefited from the Company becoming licensed to own gaming equipment in Nevada and other jurisdictions in 1997. Gross originations of financing transactions in 1997 totaled $84.4 million compared to $73.8 million in 1996, an increase of 14%.

Equipment sales totaled $17.5 million in 1997. The Company did not sell equipment in 1996. The Company has obtained its gaming equipment distributor licenses in Nevada, New Jersey, Colorado, Iowa and Minnesota and in 1997 established its reconditioned gaming device sales and distribution division, PDS Slot Source. The 1997 equipment sales include both equipment which had been under operating leases, and used gaming devices which the Company purchased in the marketplace and reconditioned prior to sale. The cost of equipment sold was $15.2 million.

Revenue from sales-type leases was $14.5 million in 1997, resulting from the Company's first sales-type leases of new gaming equipment. Consistent with the growth of the distribution business described above, the Company intends to continue to offer this type of lease. The Company did not originate sales-type leases during 1996. The related cost of these sales-type leases was $13.7 million in 1997.

Rental revenue on operating leases increased significantly, consistent with the Company's strategy. The Company's average operating lease portfolio grew substantially to $27.7 million during 1997, compared to $9.1 million during 1996. Rental revenue on operating leases increased to $11.4 million during 1997 from $2.9 million during 1996. Related depreciation also increased to $8.6 million from $2.2 million. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and is typically 36 months.

The Company generated fee income of $2.7 million related to the sale of transactions with a basis of $74.5 million during 1997, compared to fee income of $2.5 million on the sale of transactions with a basis of $52.9 million during 1996.

Finance income increased to $1.6 million in 1997 from $.8 million in 1996. The increase primarily reflects the larger portfolio of notes receivable held by the Company in 1997.

Selling, general and administrative expenses in 1997 increased to $4.1 million from $2.3 million in 1996, primarily attributable to higher payroll and occupancy costs associated with the expansion of the sales activities and the formation of the reconditioned gaming device division in Las Vegas, Nevada in 1997.

Interest expense increased to $4.3 million from $1.4 million due to higher levels of borrowing primarily related to the larger investment in equipment for leasing beginning in the second half of 1996.

Other expense in 1997 primarily reflects the loss on the sale of certain marketable securities.

Income before income taxes increased $1.0 million to $1.5 million for 1997, compared with $.5 million for 1996. The improvement in 1997 reflects the profit contributions from equipment sales, sales-type leases and operating lease activities, partially offset by higher related costs and expenses, as described above.

The Company's effective income tax rate in 1997 was approximately 38%, compared to approximately 37% in 1996. Both effective rates are higher than the federal statutory rate of 34%, due primarily to state income taxes.

QUARTERLY RESULTS. The following table sets forth selected historical operating results for each quarter of 1997 and 1996. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

                                                  1997
                             ------------------------------------------------
Quarter ended                Mar. 31     June 30       Sept. 30     Dec. 31
                             ---------  ----------   ------------  ----------
                               (in thousands, except per share amounts)
Total revenues...........    $ 3,561     $ 4,606         $17,566      $21,880
Net income...............        154         159             280          349
Net income per share:
   Basic.................        .05         .05             .09          .10
   Diluted...............        .05         .05             .08          .09
Total originations.......     35,713      18,098          18,675       11,913

                                                  1996
                             ------------------------------------------------
Quarter ended                Mar. 31      June 30        Sept. 30    Dec. 31
                             ----------  -----------   -----------  ---------
                               (in thousands, except per share amounts)
Total revenues...........    $ 1,236     $   971         $ 1,636      $ 2,517
Net income...............         81          18             124           82
Net income per share:
   Basic.................        .03         .01             .04          .03
   Diluted...............        .03         .01             .04          .03
Total originations.......      5,111      19,025          37,375       12,255

The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

As previously indicated, the Company has experienced significant fluctuations in its quarterly operating results, due primarily to the timing of completion of large financing transactions, and the related recognition of fee income upon subsequent sale. The increase in revenues beginning in the third quarter of 1996 primarily reflects increased rental revenues on operating leases. The increase in revenues in the third quarter of 1997 primarily reflects the Company's first sales-type leases of new gaming equipment. The increase in revenues in the fourth quarter of 1997 primarily reflects the Company's first sales of equipment which had been under operating lease. The Company believes that the development of its lease portfolio and reconditioned gaming device division will lead to increased recurring revenues, which will tend to lessen the fluctuations of the historical operating results.

LIQUIDITY AND CAPITAL RESOURCES:

The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the operating activities described above and various forms of recourse and non-recourse borrowings. The Company's strategy to increase its leasing activities involves a higher level of investment in equipment under operating leases and equipment held for sale or lease, financed through discounted lease rentals and notes payable. The Company expects its lease portfolio to generate recurring cash flow from operations throughout the lease term.

The Company's cash and cash equivalents totaled $1.9 million at December 31, 1997, a decrease of $.9 million from December 31, 1996. During 1997, cash flow provided by operating activities totaled $12.8 million, an increase of $3.4 million from 1996. The higher level of cash provided by operating activities in 1997, when compared with 1996, primarily results from the Company's expanded leasing activities. The cash provided by investing activities in 1997 primarily reflects $14.7 million in proceeds from the sale of equipment under operating leases, partially offset by $11.0 million of new investment in equipment for leasing. The majority of the proceeds from the sale of leased equipment were used to pay related borrowings, primarily discounted lease rentals. The higher level of proceeds from and payments on notes payable in 1997 reflects the utilization of the Company's new revolving credit and working capital facilities. The greater magnitude of operating and financing activities in 1997 reflects the higher level of originations and larger lease portfolio, both as discussed above.

At December 31, 1997, total borrowings were $27.5 million, up from $25.6 million at December 31, 1996. The majority of the proceeds from the borrowings were invested in equipment in the Company's leasing operations. The Company's recourse debt to equity ratio was 2.0:1 at December 31, 1997 compared with 1.3:1 at December 31, 1996. The following summarizes the significant borrowing activities of the Company.

DEBT FINANCING:

DISCOUNTED LEASE RENTALS. Subsequent to origination of certain leases, the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally non-recourse to the Company. As lessees make payments, rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals decreased to $5.9 million as of December 31, 1997 from $18.0 million as of December 31, 1996. The net decrease of $12.1 million is primarily the result of principal payments of $18.3 million, partially offset by cash proceeds from discounting of $4.7 million and noncash borrowings of $1.5 million.

NOTES PAYABLE. Total notes payable increased to $21.5 million as of December 31, 1997 from $5.8 million as of December 31, 1996 in part as a result of advances under new revolving borrowing agreements, described in the accompanying Notes to Consolidated Financial Statements. The net increase of approximately $15.7 million is primarily the result of additional net noncash borrowings of $19.1 million, cash proceeds of $10.5 million, partially offset by payments of $13.9 million. The noncash borrowings are described in Note
2. of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES. At December 31, 1997, the Company's revolving credit and working capital borrowing capability is $34 million compared with $26 million at December 31, 1996. Advances under these agreements aggregated $8.4 million at December 31, 1997.

The Company's current financial resources, including estimated cash flows from operations, the revolving credit and working capital facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities described above, the Company has developed a network of financial institutions to which it sells financial transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital, including publicly registered debt, however, there is no assurance that additional debt financing if required, can be obtained or will be available on terms acceptable to the Company.

Inflation has not been a significant factor in the Company's operations.

YEAR 2000 ISSUE:

The Company is currently evaluating the potential impact of the situation referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of computer software programs to properly recognize and process date sensitive information relating to the Year 2000. The Company has begun evaluating its major automated systems to determine if they are Year 2000 compliant and has contacted the suppliers of certain of those systems to inquire about Year 2000 compliance. The Company believes that its major automated systems are Year 2000 compliant.

The Company also has electronic interfaces with certain of its suppliers. The Company has made inquiries and received assurances from such suppliers with respect to Year 2000 issues.

The Company believes that any costs associated with, and the potential impact of, the Year 2000 Issue will not be material. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse affect on the Company.

RECENT ACCOUNTING DEVELOPMENTS:

In June 1997, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 130, a new standard for reporting and displaying comprehensive income. This new standard will be adopted in the first quarter of 1998. The Company does not expect the adoption of this new standard to have a material affect on its financial position or results of operation.

In June 1997, the FASB issued SFAS No. 131, a new standard for reporting segment information in financial statements. The new standard will be effective for the Company's annual financial statements in 1998. Management of the Company is currently evaluating this standard and has not yet determined its impact on the Company's disclosures.

The Company capitalizes certain costs of computer software developed or obtained for internal use. The amounts capitalized are not significant and the Company's policy for the capitalization of these costs is consistent with the guidelines included in the American Institute of Certified Public Accountants' recent Statement of Position for accounting for costs of computer software developed or obtained for internal use.

FORWARD-LOOKING STATEMENTS:

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend,"
"designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, among other things, the following: strict regulation by gaming authorities; competition the Company faces or may face in the future; uncertainty of market acceptance of the SlotLease program and PDS Slot Source; the ability of the Company to continue to obtain adequate financing; the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers; the risk of default with respect to the Company's financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

                           CONSOLIDATED BALANCE SHEET
                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES

ASSETS                                                                                     DECEMBER 31,
                                                                                  1997                   1996
                                                                              ---------------        ------------
   Cash and cash equivalents............................................      $ 1,865,468             $ 2,760,200
   Accounts receivable, net.............................................        1,715,154               4,904,861
   Notes receivable, net................................................        3,140,964               6,392,194
   Net investment in leasing operations:
      Equipment under operating leases, net ............................       18,327,490              20,560,731
      Direct finance leases.............................................        5,976,368               2,121,162
      Equipment held for sale or lease..................................        6,289,900                  69,216
      Investment in purchased residuals.................................                                1,555,178
   Deferred income taxes................................................          824,000               1,032,000
   Other assets, net....................................................        1,824,488               1,166,185
                                                                              ------------            ------------

                Total assets............................................      $39,963,832             $40,561,727
                                                                              ------------            ------------
                                                                              ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses................................      $ 2,094,178             $ 1,465,950
   Deferred funds for pending transactions..............................          775,159               4,975,987
   Discounted lease rentals.............................................        5,919,579              17,986,776
   Notes payable........................................................       21,527,311               5,791,956
   Convertible subordinated debentures..................................           89,117               1,862,485
   Other liabilities....................................................          929,142               2,741,248
                                                                              ------------            ------------

                Total liabilities.......................................       31,334,486              34,824,402
                                                                              ------------            ------------

   Stockholders' equity:
      Common stock, $.01 par value, 20,000,000 shares authorized,
           3,523,972 and 3,119,816 shares issued and outstanding
           in 1997 and 1996, respectively...............................           35,240                 31,198
      Additional paid-in capital........................................        9,695,056               7,748,932
      Retained earnings (accumulated deficit)...........................       (1,100,950)             (2,042,805)
                                                                              ------------             ------------

   Total stockholders' equity...........................................        8,629,346               5,737,325
                                                                              ------------             -----------

   Total liabilities and stockholders' equity...........................      $39,963,832              $40,561,727
                                                                              ------------            ------------
                                                                              ------------            ------------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CONSOLIDATED INCOME STATEMENT
                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES

REVENUES                                                                    YEAR ENDED DECEMBER 31,
                                                                               1997           1996
                                                                          ------------    -------------
      Equipment sales...................................................  $17,481,986
      Revenue from sales-type leases....................................   14,480,372
      Rental revenue on operating leases................................   11,405,648     $ 2,938,477
      Fee income........................................................    2,669,798       2,486,366
      Finance income....................................................    1,575,455         798,324
      Other.............................................................                      137,327
                                                                          ------------    ------------

                Total revenues..........................................   47,613,259       6,360,494
                                                                          ------------    ------------

COSTS AND EXPENSES

      Equipment sales...................................................   15,225,203
      Sales-type leases.................................................   13,654,086
      Depreciation on operating leases..................................    8,588,611       2,203,476
      Selling, general and administrative...............................    4,126,232       2,318,774
      Interest..........................................................    4,260,096       1,353,925
      Other.............................................................      240,176
                                                                          ------------    ------------

                Total costs and expenses................................   46,094,404       5,876,175
                                                                          ------------    ------------

   Income before income taxes...........................................    1,518,855         484,319

   Provision for income taxes...........................................      577,000         179,000
                                                                          ------------    ------------

   Net income...........................................................  $   941,855     $   305,319
                                                                          ------------    ------------
                                                                          ------------    ------------
   Earnings per share:
      Basic.............................................................  $       .30     $       .10
      Diluted..........................................................   $       .28     $       .10

   Weighted average shares outstanding:
      Basic.............................................................    3,183,536        3,119,816
      Diluted..........................................................     3,619,837        3,126,848

                  The accompanying notes are an integral part of the
                         consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                             Retained
                                                                           Additional        Earnings
                                                       Common Stock         Paid-In        (Accumulated
                                         Shares           Amount             Capital          Deficit)           Total
                                      ------------    --------------      ------------      ------------      -----------
   BALANCES, DECEMBER 31, 1995          3,119,816       $ 31,198          $7,952,161        $(2,348,124)      $5,635,235

   Fair market value adjustments...                                         (203,229)                           (203,229)

   Net income......................                                                             305,319          305,319
                                      ------------    --------------      ------------      ------------      -----------

   BALANCES, DECEMBER 31, 1996          3,119,816       $ 31,198          $7,748,932        $(2,042,805)      $5,737,325

   Issuance of stock upon
      conversion of
      subordinated debentures......       240,220          2,402           1,018,438                           1,020,840

   Issuance of stock upon
      exercise of stock options,
      including tax benefit
      of $296,614..................       163,936          1,640             761,948                             763,588

   Fair market value adjustments...                                          165,738                             165,738

   Net income......................                                                             941,855          941,855
                                      ------------    --------------      ------------      ------------      -----------

   BALANCES, DECEMBER 31, 1997          3,523,972       $ 35,240          $9,695,056        $(1,100,950)      $8,629,346
                                      ------------    --------------      ------------      ------------      -----------
                                      ------------    --------------      ------------      ------------      -----------


                The accompanying notes are an integral part of the
                         consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                              YEAR ENDED DECEMBER 31,
                                                                              1997               1996
                                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................     $    941,855      $    305,319
   Adjustments to reconcile net income to net
        cash provided by operating activities:
     Depreciation and amortization on operating leases...............        8,588,611         2,203,476
     Provision for uncollectible receivables.........................          628,000           170,000
     Deferred income taxes...........................................          447,000           179,000
     Purchases of notes receivable...................................       (1,133,903)      (12,817,613)
     Purchases of direct finance leases..............................      (36,104,562)
     Proceeds from:
         Sale of notes receivable....................................        8,906,504        14,746,862
         Sale of direct finance leases...............................       33,764,746           424,957
         Collection on notes receivable..............................        3,276,334         1,699,381
         Collection of principal on direct finance leases............        2,625,174         1,024,256
     Gain on sale of financial assets................................       (4,214,376)       (1,206,724)
     Changes in operating assets and liabilities:
        Accounts receivable..........................................       (1,734,423)         (508,263)
        Equipment held for sale or lease.............................       (2,712,376)
        Income taxes receivable......................................                          1,041,000
        Accounts payable and accrued expenses........................          677,864          (143,122)
        Other liabilities............................................       (1,463,010)        2,664,629
     Other, net......................................................          316,923          (455,987)
                                                                          -------------     -------------

             Net cash provided by operating activities...............        12,810,361        9,327,171
                                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment for leasing................................       (11,040,800)     (21,123,740)
   Proceeds from sale of equipment under operating leases............        14,717,389        1,529,835
   Other.............................................................          (119,512)         (69,245)
                                                                          -------------     -------------

             Net cash provided by (used in) investing activities.....         3,557,077      (19,663,150)
                                                                          -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable.......................................        10,511,260          470,000
   Proceeds from discounted lease rentals............................         4,699,634       18,085,906
   Principal payments on notes payable...............................       (13,866,948)      (3,088,822)
   Payments on discounted lease rentals..............................       (18,320,564)      (2,331,371)
   Principal payments on subordinated debentures.....................          (752,526)        (909,643)
   Proceeds from exercise of stock options...........................           466,974
                                                                          -------------     -------------

             Net cash provided by (used in) financing activities.....       (17,262,170)      12,226,070
                                                                          -------------     -------------

Net increase (decrease) in cash and cash equivalents.................          (894,732)       1,890,091

Cash and cash equivalents at beginning of year.......................         2,760,200          870,109
                                                                          -------------     -------------

Cash and cash equivalents at end of year.............................      $  1,865,468     $  2,760,200
                                                                          -------------     -------------
                                                                          -------------     -------------

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:

PDS Financial Corporation (the Company) engages in the leasing and financing of gaming equipment and supplying reconditioned gaming devices to casino operators. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. In 1997, the Company established PDS Slot Source, its reconditioned gaming device sales and distribution division, to compliment its leasing and financing activities.

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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts. The Company has cash in checking and savings accounts at various banks. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997 and 1996, the Company's uninsured checking and savings account balances totaled approximately $1.4 million and $2.6 million, respectively.

LEASE ACCOUNTING:

Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases", requires that the Company account for its leases by the operating, direct finance or sales-type method. Operating leases are defined as those leases in which substantially all of the benefits and risks of ownership of the leased asset remain with the Company. Direct finance and sales-type leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the asset to the lessee. Sales-type leases also include dealer profit. After the inception of a lease, the Company may engage in discounting or selling of lease payments to reduce or recover its cash investment in the asset. The methods of accounting for leases and the financial reporting effects of subsequent transactions are described below.

OPERATING LEASES. Lease revenue consists of monthly rentals and is reflected in the Consolidated Income Statement as "Rental revenue on operating leases". The cost of equipment is recorded as "Net investment in leasing operations - equipment under operating leases" in the Consolidated Balance Sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue and depreciation are recorded evenly over the life of the lease.

DIRECT FINANCE AND SALES-TYPE LEASES. Profit recognition under these two accounting methods is similar, except that the sales-type classification also gives rise to dealer profit. This results when the Company leases equipment purchased at a discount that is not available to the lessee. Under the sales-type method, dealer profit is recognized at lease inception as the difference between "Revenue from sales-type leases" and "Sales-type lease" costs. "Revenue from sales-type leases" consists of the present value of future minimum lease payments. "Sales-type lease" costs consists of the equipment carrying value, less the present value of its unguaranteed residual value, if any. For direct finance leases, the present value of both the future minimum lease payments and residual values, if any, are recorded in the Consolidated Balance Sheet as "Net investment in leasing operations - direct finance leases." Interest income from these leases is recognized as a constant percentage return on asset carrying values and is reflected in the Consolidated Income Statement as "Finance income."

EQUIPMENT HELD FOR SALE OR LEASE:

Equipment held for sale or lease, which consists primarily of gaming devices, is valued at the lower of specific unit cost or net realizable value.

INITIAL DIRECT COSTS:

Initial direct costs related to direct finance and operating leases and notes receivable are capitalized and recorded in the Consolidated Balance Sheet as part of the related asset and are amortized over the term of the agreement using the effective interest method.

RESIDUALS:

Residuals values, representing the estimated value of the asset at the expiration of the lease, are recorded on a net present value basis in the consolidated financial statements at the inception of each direct finance lease originated by the Company. Investments in purchased residual interests are recorded at cost and are separately presented in the Company's Consolidated Balance Sheet. The Company periodically reviews residuals for possible impairment to ensure that they are appropriately valued.

PROPERTY AND EQUIPMENT:

Property and equipment, which consists primarily of furniture, equipment and leasehold improvements, is stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of three to seven years. Expenditures for maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Gains and losses on asset disposals are included in operations.

DEBT ISSUANCE COSTS:

All direct costs incurred in obtaining interest-bearing debt are capitalized and included in the Consolidated Balance Sheet as part of "Other assets, net", and are amortized over the term of the underlying financing agreement using the interest method.

LICENSING COSTS:

Costs related to obtaining licenses in various states, necessary to own, possess and distribute gaming devices and associated equipment, are capitalized and included in "Other assets, net" in the Consolidated Balance Sheet and are amortized over three years on a straight-line basis.

INVESTMENTS IN EQUITY SECURITIES:

Investments in equity securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses reported in stockholders' equity until realized. These fair values are determined using quoted market prices.

INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined from the differences in the financial reporting and tax bases of assets and liabilities using enacted tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

EQUIPMENT SALES:

Revenue is recognized when title to the equipment is transferred to the customer. This occurs generally upon a customers' exercise of their purchase option for equipment under operating leases and upon shipment of reconditioned gaming devices to customers.

FEE INCOME:

Fee income includes gross profit from the sale to third parties of the Company's interest in notes receivable and direct finance leases. Upon sale, the Company records fee income equal to the difference between the sale price and the carrying value of the related asset. Fee income also includes commissions earned for arranging financing between unrelated parties.

STOCK-BASED COMPENSATION:

The Company utilizes the intrinsic value method for its stock option plan.

EARNINGS PER SHARE:

Effective with year-end 1997, the Company adopted SFAS No. 128, "Earnings Per Share," and has retroactively presented basic and diluted earnings per share. A dilutive effect on earnings results from the assumed exercise of stock options and warrants and the full conversion of the convertible subordinated debentures into common shares and elimination of the related interest requirements, net of income taxes.

The Company calculated basic and diluted earnings per share as follows for the years ended December 31.

                                                      1997       1996
                                                 -----------  ----------
Net income, basic.............................   $  941,855   $  305,319
Interest expense on convertible
     subordinated debentures,
     net of tax................................      85,776
                                                 -----------   ----------
Net income, diluted............................  $1,027,631   $  305,319
                                                 -----------   ----------
                                                 -----------   ----------

Weighted average shares outstanding:
     Basic (actual shares
        outstanding)..........................    3,183,536    3,119,816
     Effect of dilutive options                     136,990        7,032
     Effect of convertible
        subordinated debentures...............      299,311
                                                 -----------   ----------
   Diluted....................................    3,619,837    3,126,848
                                                 -----------   ----------
                                                 -----------   ----------

Per share amounts:
     Basic....................................   $      .30   $      .10
     Diluted..................................   $      .28   $      .10

Options and warrants to purchase 337,200 and 671,364 shares of common stock at a weighted average price of $5.60 and $4.03 for the years ended December 31, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock. These options and warrants expire at various dates through 2007. Convertible subordinated debentures (convertible into 573,898 shares of common stock and $176,711 of related interest expense, net of tax) were not included in the 1996 computation of diluted earnings per share because the effect would have been antidilutive.

2. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

BALANCE SHEET INFORMATION:

                                           1997           1996
                                        ----------     ----------
Accounts receivable, net:
  Accounts receivable.................  $2,030,154     $4,904,861
  Allowance for
     uncollectible amounts............    (315,000)
                                        ----------     ----------
                                        $1,715,154     $4,904,861
                                        ----------     ----------
                                        ----------     ----------
Other assets, net:
  Property and equipment, net.........  $  778,508     $  153,076
  Prepaid expense.....................     274,427        402,639
  Debt issuance costs, net............     265,976         43,148
  Licensing costs, net................     132,691        110,407
  Investments and other...............     372,886        456,915
                                        ----------     ----------
                                        $1,824,488     $1,166,185
                                        ----------     ----------
                                        ----------     ----------
Accounts payable and accrued expenses:
  Trade payables......................  $1,107,160     $  481,788
  Accrued interest payable............     285,572        687,490
  Other accrued expenses..............     701,446        296,672
                                        ----------     ----------
                                        $2,094,178     $1,465,950
                                        ----------     ----------
                                        ----------     ----------
Other liabilities:
  Lessee deposits.....................  $  753,870     $2,657,298
  Other...............................     175,272         83,950
                                        ----------     ----------
                                        $  929,142     $2,741,248
                                        ----------     ----------
                                        ----------     ----------

SUPPLEMENTAL CASH FLOW INFORMATION:

                                           1997           1996
                                        -----------    -----------
Cash paid during the year for:
  Interest............................  $ 4,393,601    $   902,298
  Income taxes, net of
     refunds received.................       24,149     (1,097,819)
Noncash activities:
   Transaction closed but not
      funded at year-end:
      Deferred funds for
      pending transactions............      775,159      4,975,987
   Increase in accounts
      receivable from sale of
      direct finance lease............                   4,113,500
  Increase in notes payable for
      purchase of equipment
      for leasing.....................    7,636,125      4,126,916
  Increase in notes payable for
      purchase of notes
      receivable......................   12,196,978
  Operating leases converted to
     direct finance leases upon
     exercise of purchase options.....    2,675,530
  Exchange of notes receivable and
     purchased residuals for equipment
     for leasing and the assumption
     of discounted lease rentals......    5,744,504
  Exchange of notes receivable,
     direct finance leases and related
     discounted lease rentals for
     inventory for sale or lease......    5,332,008
  Conversion of subordinated
     debentures into common
     stock............................    1,020,840
  Origination of direct finance lease
     or notes receivable for sale
     of equipment and residuals.......                   3,095,523


3. NOTES RECEIVABLE:

Notes receivable consists of the following:

                                            1997           1996
                                        -----------    -----------
Notes receivable, due in varying
monthly installments, stated and
effective interest at rates from
8.0% to 13.2%, through September
2002, collateralized by casino-
related equipment and furnishings
and/or lease agreements between
the borrower and a customer of
the borrower..........................  $ 4,423,964    $12,521,382
Other.................................           --        272,725
Unamortized discount..................           --        (14,421)
                                        -----------    -----------
                                          4,423,964     12,779,686
Impairment allowance..................   (1,000,000)    (6,331,000)
                                        -----------    -----------
                                          3,423,964      6,448,686
Unamortized origination fees..........           --         16,508
Allowance for uncollectible
    amounts...........................     (283,000)       (73,000)
                                        -----------    -----------
                                        $ 3,140,964    $ 6,392,194
                                        -----------    -----------
                                        -----------    -----------

Included in the notes receivable balances above are certain loans, for which an impairment allowance for the full amount of the loans has been recognized. Changes in the allowance for uncollectible receivables, including the impairment allowance, are as follows:

                                            1997           1996
                                        -----------    -----------
Balance, beginning of year............  $ 6,404,000    $ 6,454,000
                                        -----------    -----------

Charge-offs...........................   (5,500,000)      (237,000)
Recoveries............................       66,000         17,000
                                        -----------    -----------
Net charge-offs.......................   (5,434,000)      (220,000)

Provision for uncollectible
   receivables........................      313,000        170,000
                                        -----------    -----------
Balance, end of year..................  $ 1,283,000    $ 6,404,000
                                        -----------    -----------
                                        -----------    -----------

The estimated fair value of notes receivable approximates their carrying value. The fair value is estimated using discounted cash flow analysis with interest rates currently being offered by the Company for notes with similar terms and credit risk.

Scheduled principal maturities for notes receivable based upon the terms noted above are as follows at December 31, 1997:

    Year Ending December 31
            1998                                         1,967,995
            1999                                         1,232,457
            2000                                            88,020
            2001                                            18,658
            2002                                           116,834
                                                       -----------
                                                        $3,423,964
                                                       -----------
                                                       -----------

4. NET INVESTMENT IN LEASING OPERATIONS:

Equipment under operating leases consists principally of gaming equipment the Company leases for periods ranging from 24 to 48 months at which time the lessee generally has the right to purchase the property at fair value. The Company may discount the lease rentals with a financial institution. The components of net investment in equipment under operating leases are as follows:

                                            1997           1996
                                        -----------    -----------
Operating leased assets..............   $23,773,809    $22,382,688
Less accumulated depreciation........    (5,446,319)    (1,821,957)
                                        -----------    -----------

                                        $18,327,490    $20,560,731
                                        -----------    -----------
                                        -----------    -----------

The components of net investment in direct finance leases are as follows:

                                            1997           1996
                                        -----------    -----------
Minimum lease payments receivable:
   To be received by the Company....    $ 7,432,065    $1,730,692
   To be received by a financial
       institution..................         17,435       752,294
   Unearned income..................     (1,458,132)     (346,824)
   Allowance for uncollectible
       receivables..................        (15,000)      (15,000)
                                        -----------    -----------
                                        $ 5,976,368    $2,121,162
                                        -----------    -----------
                                        -----------    -----------

At December 31, 1997, future minimum lease payments to be received by the Company on nondiscounted operating and direct finance leases are as follows:

                                                         Direct
                                         Operating       Finance
    Year Ending December 31                Leases        Leases
    -----------------------             -----------    -----------
            1998                        $ 3,759,570    $1,878,807
            1999                          4,182,898     1,972,880
            2000                          2,867,448     1,928,795
            2001                          1,217,302     1,651,583
                                        -----------    -----------
                                        $12,027,218    $7,432,065
                                        -----------    -----------
                                        -----------    -----------

See Note 5 for a summary of operating lease payments that have been discounted with financial institutions.

5. DISCOUNTED LEASE RENTALS:

The Company utilizes certain of its lease rental receivables and underlying assets as collateral to borrow from financial institutions at fixed rates on a nonrecourse basis. In the event of a default by a lessee, the financial institution has a first lien on the underlying leased asset, with no further recourse against the Company. As lessees make payments, "Finance income" and "Rental revenue on operating leases" are recorded along with the recognition of interest expense on discounted lease rentals. Discounted lease rentals are reduced by the interest method.

Future minimum lease payments and interest expense on leases that have been discounted as of December 31, 1997 are as follows:

                      Minimum Lease Rentals to be
                   Received by Financial Institutions
              -----------------------------------------------
               Direct                   Discounted    Future
Year Ending   Finance      Operating      Lease      Interest
December 31    Leases       Leases       Rentals     Expense
-----------   --------    ----------    ----------   --------
   1998       $17,435     $3,606,887    $3,216,812   $407,510
   1999            --      2,606,443     2,480,269    126,174
   2000            --        226,554       222,498      4,056
              -------     ----------    ---------    ---------
              $17,435     $6,439,884    $5,919,579   $537,740
              -------     ----------    ---------    ---------
              -------     ----------    ---------    ---------

Interest expense on discounted lease rentals was $1,975,825 and $634,847 in 1997 and 1996, respectively. At December 31, 1997, effective interest rates on discounted lease rentals ranged from 8% to 10%.

6. BORROWINGS:

NOTES PAYABLE:

Notes payable consists of the following:

                                                 1997           1996
                                             -----------    -----------
Recourse:

Notes payable to banks, due on
demand and in 1998 and 1999,
interest at the prime rate (8.5%
at December 31, 1997) plus 1%,
collateralized by certain
equipment under operating leases,
equipment held for sale or lease
and accounts receivable....................  $ 3,489,083

Notes payable to financial institutions,
due in 1998 through 2001, interest at
8.8% to 9.1%, collateralized by certain
notes receivable, equipment under operating
leases and direct finance leases...........   4,866,070     $1,698,222

Notes payable to manufacturers/distributors
due in 1998 through 2001, interest
at 8.0% to 10.0% collateralized by certain
notes receivable, equipment under operating
leases and direct finance leases...........   9,012,318      4,050,593

Other......................................     202,284
                                             -----------    -----------
Total recourse.............................   17,569,755     5,748,815

Nonrecourse:

Notes payable to manufacturers/
distributors due in 1998 through 2001,
interest at 8.0% to 10.0%, collateralized
by certain equipment under operating
leases and direct finance leases...........   4,088,487

Other......................................     148,904         53,245
                                             -----------    -----------
Total nonrecourse..........................   4,237,391         53,245

Less unamortized discount..................    (279,835)       (10,104)
                                             -----------    -----------

                                             $21,527,311    $5,791,956
                                             -----------    -----------
                                             -----------    -----------

The Company's established revolving credit and working capital facilities aggregate $34 million. Advances under these agreements with banks and financial institutions were approximately $8.4 million at December 31, 1997, as indicated in the table above. The agreements contain covenants which restrict the payment of dividends and require, among other things, the Company to maintain a minimum net worth and certain debt to net worth and cash flow ratios, as defined. Borrowings under the $1 million working capital loan are guaranteed by the principal stockholder of the Company.

CONVERTIBLE SUBORDINATED DEBENTURES:

In 1993, the Company issued unsecured Convertible Subordinated Debentures (the Debentures) which are subordinate to other borrowings of the Company of which $89,117 remains outstanding at December 31, 1997. At December 31, 1997, principal and interest at 11.5% is due in three remaining equal quarterly installments of $31,430 through September 30, 1998. At the option of the holders, the unpaid principal balance of the Debentures may be converted into shares of common stock of the Company using a per share conversion price of $4.25. During 1997, $1,020,840 of Debentures were converted into 240,220 shares of common stock.

Principal maturities of notes payable and convertible subordinated debentures are as follows at December 31, 1997:

         Year Ending December 31
         -----------------------
                1998                             8,593,086
                1999                             7,783,081
                2000                             4,184,378
                2001                             1,051,251
                2002                                 4,632
                                               ------------
                                               $21,616,428
                                               ------------
                                               ------------

The Company estimates that the fair value of its borrowings approximates the carrying value.

7. INCOME TAXES:

The following summarizes the deferred income tax status as recognized in the Company's Consolidated Balance Sheet at December 31:

                                                 1997           1996
                                             -----------    -----------
Deferred tax asset........................   $ 958,500      $1,832,000
Deferred tax liability....................    (134,500)       (800,000)
                                             -----------    -----------

Net deferred tax asset....................   $ 824,000      $1,032,000
                                             -----------    -----------
                                             -----------    -----------

The tax effect of the major temporary differences which give rise to deferred income taxes at December 31 is as follows:

                                                 1997           1996
                                             -----------    -----------
Net operating loss carryforward...........   $ 672,000      $1,718,000
Asset valuation allowances................     251,000          77,700
Lease transactions........................    (125,000)       (787,600)
Other, net................................      26,000          23,900
                                             -----------    -----------

Net deferred tax asset....................   $ 824,000      $1,032,000
                                             -----------    -----------
                                             -----------    -----------

The net operating loss carryforward will be an available deduction from future taxable income through 2009. Realization of the net operating loss carryforward is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized and therefore no valuation allowance is deemed necessary.

The following summarizes the provision for income taxes:

                                                 1997           1996
                                             ----------     ----------
Currently payable.........................   $ 130,000      $     --
Deferred..................................     447,000        179,000
                                             ----------     ----------
Provision for income taxes................   $ 577,000      $ 179,000
                                             ----------     ----------
                                             ----------     ----------

The difference between the federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:

                                                 1997           1996
                                             -----------    -----------
Income taxes at
   statutory rate.........................   $ 516,500      $ 164,700
State income taxes, net of federal impact.      31,100         10,200
Other, net................................      29,400          4,100
                                             -----------    -----------

Provision for income taxes................   $ 577,000      $ 179,000
                                             -----------    -----------
                                             -----------    -----------

In 1994, the Company entered into a tax indemnification agreement with its then sole stockholder whereby the Company will indemnify the stockholder for certain tax liabilities, if any, that may arise with respect to the Company's operations during the period in which it was an S corporation, prior to 1994.

8. STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

The Company's Articles of Incorporation, as amended, authorize the issuance of 2,000,000 shares of preferred stock. The rights, preferences and privileges of the authorized preferred shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock. In 1996, the Board of Directors designated the par value of the Company's preferred stock at $.01 per share.

STOCK OPTION PLAN:

The Company established the 1993 Stock Option Plan (the Plan) to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors (the Committee). The Plan provides that options granted thereunder may be either incentive stock options (ISOs) or nonqualified stock options. At December 31, 1997, the maximum number of shares of common stock available for grant under the Plan was 1,100,000. In January 1998, the Board of Directors passed a resolution to increase the maximum number of shares to 1,350,000, subject to stockholder approval.

Newly elected nonemployee directors of the Company receive an automatic grant of nonqualified options to purchase 10,000 shares. Options may have a maximum term of up to ten years. The exercise price of ISOs granted under the Plan must be at least equal to the fair value of the common stock on the date of grant. The exercise price of nonqualified options must be at least equal to 85% of the fair value of the common stock on the date of grant. If an option expires, terminates or is canceled, the shares not purchased thereunder become available for additional option awards under the Plan. The Plan expires on April 1, 2003.

Option activity is summarized as follows:

                           Plan Options       Options Outstanding
                            Available     ----------------------------
                            for Grant       ISOs          Nonqualified
                           ----------     ---------      -------------
Balances, Dec 31,
   1995                      244,628        76,282          563,819

Increase in available
   shares                   100,000
Granted                     (35,000)        15,000           20,000
Canceled                    128,137        (23,409)        (104,728)
                           ----------     ---------      -------------
Balances, Dec 31,
   1996                     437,765         67,873          479,091
                           ----------     ---------      -------------

Granted                    (178,500)        23,500          155,000
Exercised                                  (10,555)        (152,955)
Canceled                      9,500         (9,500)
                           ----------     ---------      -------------
Balances, Dec 31,
   1997                     268,765         71,318          481,136
                           ----------     ---------      -------------
                           ----------     ---------      -------------


                                                 1997           1996
                                             -----------    -----------
Weighted average exercise price per share:
  Granted.................................      $3.66          $2.23
  Exercised................................      2.86             --
  Canceled.................................      3.08           2.46
December 31:
  Outstanding..............................      3.47           3.22
  Exercisable..............................      3.23           3.04

Stock options outstanding at December 31, 1997 had an average remaining contractual life of 7.5 years. At December 31, 1997, 326,454 options outstanding had an exercise price of $1.50 to $2.88 with a weighted average exercise price of $2.57. Of these options, 206,545 were exercisable at December 31, 1997 with a weighted average exercise price of $2.53. The remaining 226,000 options outstanding had an exercise price of $3.00 to $7.88 with a weighted average exercise price of $4.76. Of these options, 71,000 were exercisable at December 31, 1997 with a weighted average exercise price of $5.30.

The exercise prices are equal to the estimated fair value of common stock on the grant dates. These options are exercisable over vesting periods, typically five years, through 2002. At December 31, 1997, options to purchase 277,545 shares of common stock are exercisable at prices ranging from $1.50 to $5.75.

Had the Company used the fair value-based method of accounting for the Plan beginning in 1995 and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, net income and net income per share for 1997 and 1996 would have been adjusted to the following pro forma amounts:

                                                 1997           1996
                                             -----------    -----------
Net income, basic
  As reported.............................   $   941,855      $  305,319
  Pro forma...............................       878,633         269,170
Net income per share, basic
  As reported.............................   $       .30      $      .10
  Pro forma...............................           .28             .09
Net income, diluted
  As reported.............................   $ 1,027,631         305,319
  Pro forma...............................       964,409         269,170
Net income per share, diluted
  As reported.............................   $       .28      $      .10
  Pro forma...............................           .27             .09

The pro forma information above only includes stock options granted after December 31, 1994. Pro forma compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

The weighted-average grant-date fair value of options granted was $2.35 and $1.46 per option for 1997 and 1996, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

Risk-free interest rate................................       6.2%
Expected life..........................................      5 years
Expected volatility....................................        70%
Expected dividends.....................................         0

WARRANTS:

In 1994, the Company issued warrants to purchase up to 170,000 shares of its common stock to the underwriter in connection with the initial public offering of its common stock and a certain lender in connection with bridge note financing. At December 31, 1997, warrants to purchase up to 168,200 shares remain outstanding, are exercisable at an exercise price of $6.00 per share and expire in 1999.

9. EMPLOYEE MATTERS:

BENEFIT PLAN:

The Company maintains a contributory defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code (IRC) and covers employees who meet certain age and service requirements subject to IRC limits. Employee contributions are limited to 10% of their compensation. Company contributions are at the discretion of the Board of Directors up to 5% of the individual employee earnings. The Company's contributions to the plan in 1997 and 1996 were approximately $27,000 and $22,000, respectively.

EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with its four officers for periods ranging from one to five years. Three of the agreements contain noncompete clauses which continue from one to two years following termination of employment. The agreements, among other things, provide for initial base salaries, benefits and payment of both discretionary bonuses and bonuses based on the attainment of specified profit levels. The agreements are automatically extended for additional one-year periods unless notice of nonextension is given.

10. COMMITMENT:

The Company leases office and warehouse space under terms of various noncancelable operating leases expiring through 2004. The agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of the operating expenses. A portion of the office space has been subleased under an agreement expiring in 2000, which requires monthly payments to the Company over the sublease term aggregating $154,000. Net rent expense was approximately $305,000 in 1997 and $164,000 in 1996.

Net future minimum lease payments under these leases are as follows:


      Year Ending December 31
      -----------------------
                1998                             $   328,000
                1999                                 320,000
                2000                                 208,000
                2001                                 211,000
                2002                                 237,000
             After 2002                              495,000
                                                 ------------
                                                 $ 1,799,000
                                                 ------------
                                                 ------------

11. SIGNIFICANT CUSTOMERS:

Significant customer activity as a percent of the Company's total revenues in 1997 and 1996 is summarized as follows:

                                                    Percent of Revenues
                                                   1997            1996
                                                 -------         --------
Customer A.................................        37%             20%
Customer B.................................        18%             --
Customer C.................................        11%             16%
Customer D.................................         2%             20%
Customer E.................................         7%             14%

12. RELATED PARTY TRANSACTIONS:

In 1995, the Company made various loans to a casino industry change cart manufacturing company. The Company's President, Chief Executive Officer and principal stockholder held an ownership position in this company and also had served on its board of directors. In early 1996, a portion of these loans went into default. In December 1996, the Company charged off the remaining loan balance of $237,000.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PDS Financial Corporation:

We have audited the accompanying consolidated balance sheet of PDS Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDS Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


    [SIG]

Minneapolis, Minnesota

March 20, 1998




                                  COMMON STOCK

THE COMPANY'S COMMON STOCK HAS TRADED ON THE NASDAQ NATIONAL MARKET SYSTEM UNDER THE SYMBOL PDSF SINCE THE INITIAL PUBLIC OFFERING IN MAY 1994. AS OF FEBRUARY 28, 1998, THE COMPANY'S COMMON STOCK WAS HELD BY APPROXIMATELY 60 HOLDERS OF RECORD AND AN ESTIMATED 1,300 ADDITIONAL BENEFICIAL OWNERS, AND CLOSED AT 7-1/2. THE QUOTATIONS SHOWN BELOW REPRESENT INTERDEALER PRICES, WITHOUT MARKUP, MARKDOWN OR COMMISSION AND MAY NOT REPRESENT ACTUAL TRANSACTIONS. THE COMPANY HAS PAID NO DIVIDENDS AND DOES NOT EXPECT TO IN THE FORESEEABLE FUTURE.

                                  PDSF STOCK PRICE BY QUARTER
                     ---------------------------------------------------------
                                1997                           1996
                     ---------------------------------------------------------
                        HIGH            LOW            HIGH           LOW
------------------------------------------------------------------------------
FIRST QUARTER           3-3/8           1-3/4              3          1-3/8

SECOND QUARTER              5           2-5/8          2-7/8          1-7/8

THIRD QUARTER           6-3/8           3-7/8          2-5/8          1-7/8

FOURTH QUARTER          8-1/2               6          2-1/2          1-3/4

                                SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PDS Financial Corporation


                                       By:  /s/  Johan P. Finley
                                            ----------------------------------
                                            Johan P. Finley, Chief Executive
                                            Officer

Date:  March 27, 1998.




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

           Name                                 Title
           ----                                 ------
By  /s/ Johan P. Finley                Chairman of the Board,
    ----------------------------       Chief Executive Officer,
    Johan P. Finley                    President and Director
                                       (Principal Executive Officer)


By  /s/ Peter D. Cleary                Chief Financial Officer,
    ----------------------------       Secretary and Director
    Peter D. Cleary                    (Principal Financial Officer)


By  /s/ Joel M. Koonce                 Director
    ----------------------------
    Joel M. Koonce


By  /s/ James L. Morrell               Director
    ----------------------------
    James L. Morrell


By  /s/ David R. Mylrea                Director
    ----------------------------
    David R. Mylrea


By  /s/ Charles R. Patterson             Director
    ----------------------------
    Charles R. Patterson

                            INDEX TO EXHIBITS


Exhibit No.                                                        Page No.
-----------                                                        --------
  3.1         Amended and Restated Articles of Incorporation
  3.2         Articles of Amendment to Articles of Incorporation
  3.3         Articles of Amendment to Articles of Incorporation
  3.4         Articles of Amendment of Amended and Restated
              Articles of Incorporation
  10.1        Industrial Real Estate Lease dated April 29, 1997,
              between the Registrant, as Tenant, and Patrick
              Commerce Center, LLC, as Landlord
  10.11       Revolving Credit and Security Agreement, dated
              April 9, 1997 between BNY Financial Corporation
              as Lender and as Agent and the Registrant and
              PDS Financial Corporation-Nevada as Borrowers
  10.12       Loan and Security Agreement, dated June 20, 1997
              between Heller Financial, Inc., as Lender and the
              Registrant as Borrower
  10.13       Loan and Security Agreement, dated June 20, 1997
              between Heller Financial, Inc., as Lender and
              PDS Financial Corporation-Nevada, as Borrower
  10.14       Commercial Security Agreement, dated August 15,
              1997 between U.S. Bank, as Lender and the
              Registrant as Borrower
  10.15       Letter Agreement between the Registrant and
              David R. Mylrea
  21.1        Subsidiaries of the Registrant
  23.1        Consent of Independent Accountants
  27.1        Financial Data Schedule for the year ended
              December 31, 1997
  27.2        Financial Data Schedule for the nine months ended
              September 31, 1997
  99.1        Cautionary Statements