Form 10QSB
period 1998-03-31
PDS FINANCIAL CORP
filed 1998-05-14
CIK 921438

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-QSB


        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                       COMMISSION FILE NUMBER 0-23928

                         PDS FINANCIAL CORPORATION
            (Exact name of Registrant as specified in its charter)



           MINNESOTA                                     41-1605970
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

                 6171 MCLEOD DRIVE, LAS VEGAS, NEVADA  89120
                   (Address of principal executive offices)

                               (702) 736-0700
                         (Issuer's telephone number)



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

          Class                         Outstanding as of April 30, 1998
          -----                         --------------------------------
Common Stock, $.01 par value                    3,593,830 shares


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PDS FINANCIAL CORPORATION

                                    INDEX

                        PART I - FINANCIAL INFORMATION

                                                                       Page(s)
                                                                       -------
Item 1.  Financial Statements

       Condensed Consolidated Statement of Income (Unaudited)
          For the Three Months Ended March 31, 1998 and 1997                 2

       Condensed Consolidated Balance Sheet (Unaudited)
          As of March 31, 1998 and December 31, 1997                         3

       Condensed Consolidated Statement of Cash Flows (Unaudited)
          For the Three Months Ended March 31, 1998 and 1997                 4

       Notes to Condensed Consolidated Financial Statements (Unaudited)    5-6

       Report of Independent Accountants                                     7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8-12



                            PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                13-14


PART I- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                    PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1998            1997
                                                    ------------    ------------
REVENUES
     Equipment sales                                $  6,124,156
     Rental revenue on operating leases                1,981,096    $  2,477,042
     Fee income                                        1,024,529         670,376
     Finance income                                      319,712         409,786
     Other                                                   552           3,394
                                                    ------------    ------------

          Total revenues                               9,450,045       3,560,598
                                                    ------------    ------------

COSTS AND EXPENSES
     Equipment sales                                   5,249,465
     Depreciation on operating leases                  1,558,266       1,819,581
     Selling, general and administrative               1,091,369         622,750
     Interest                                            827,176         869,026
                                                    ------------    ------------

          Total costs and expenses                     8,726,276       3,311,357
                                                    ------------    ------------

Income before income taxes                               723,769         249,241

Provision for income taxes                               275,000          95,000
                                                    ------------    ------------

          NET INCOME                                $    448,769    $    154,241
                                                    ------------    ------------
                                                    ------------    ------------

Earnings per share:
     Basic                                                 $ .13           $ .05
     Diluted                                               $ .12           $ .05

Number of shares used to compute per share amounts:
     Basic                                             3,548,849       3,119,816
     Diluted                                           3,761,673       3,132,948



     See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                     March 31,    December 31,
                                                       1998           1997
                                                   -----------    ------------
                                                   (Unaudited)
ASSETS
Cash and cash equivalents                          $   878,837    $ 1,865,468
Accounts receivable                                 14,469,910      1,715,154
Notes receivable, net                                8,393,143      3,140,964
Net investment in leasing operations:
     Equipment under operating leases, net          15,907,874     18,327,490
     Direct finance leases                           3,907,858      5,976,368
     Equipment held for sale or lease                7,084,565      6,289,900
Deferred income taxes                                  683,000        824,000
Other assets                                         1,925,776      1,824,488
                                                   -----------    ------------

          Total assets                             $53,250,963    $39,963,832
                                                   -----------    ------------
                                                   -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses              $ 2,539,693    $ 2,094,178
Deferred funds for pending transactions              4,484,300        775,159
Discounted lease rentals                             5,836,596      5,919,579
Notes payable                                       28,650,000     21,527,311
Convertible subordinated debentures                     34,407         89,117
Other liabilities                                    2,365,455        929,142
                                                   -----------    ------------

          Total liabilities                         43,910,451     31,334,486
                                                   -----------    ------------

Stockholders' equity:
    Common stock, $.01 par value, 20,000,000
      shares authorized, 3,571,474 and 3,523,972
      issued and outstanding in 1998 and 1997,
      respectively                                      35,715         35,240
    Additional paid-in capital                       9,956,978      9,695,056
    Retained earnings (accumulated deficit)           (652,181)    (1,100,950)
                                                   -----------    ------------

          Total stockholders' equity                 9,340,512      8,629,346
                                                   -----------    ------------
          Total liabilities and stockholders'
            equity                                 $53,250,963    $39,963,832
                                                   -----------    ------------
                                                   -----------    ------------


See accompanying notes to condensed consolidated financial statements

                    PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                                1998           1997
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $   448,769    $   154,241
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation on operating leases                                    1,558,266      1,819,581
          Gain on sale of financial assets                                   (1,498,771)      (657,360)
          Purchases/originations of notes receivable
            and direct finance leases                                        (9,912,919)    (5,673,862)
          Proceeds from:
               Sale of notes receivable and direct finance leases             4,556,770      5,148,333
               Collection of notes receivable and direct finance leases         660,825        840,866
          Increase in accounts receivable                                    (2,462,490)      (309,059)
          Changes in other operating assets and liabilities, net                348,788         11,148
                                                                            -----------    -----------

                    Net cash provided by (used in) operating activities      (6,300,762)     1,333,888
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment for leasing                                      (1,538,410)    (3,369,810)
     Proceeds from sale of leased equipment                                       4,000         63,368
     Other, net                                                                 (26,420)       (57,112)
                                                                            -----------    -----------

                    Net cash used in investing activities                    (1,560,830)    (3,363,554)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                              9,019,197      1,500,000
     Proceeds from discounted lease rentals                                     692,428      1,691,914
     Payments on notes payable                                               (2,240,602)      (363,902)
     Payments on discounted lease rentals                                      (775,411)    (1,505,696)
     Payments on subordinated debentures                                        (16,500)      (243,987)
     Proceeds from exercise of stock options                                    195,849              -
                                                                            -----------    -----------

                    Net cash provided by financing activities                 6,874,961      1,078,329
                                                                            -----------    -----------

Net decrease in cash and cash equivalents                                      (986,631)      (951,337)

Cash and cash equivalents at beginning of period                              1,865,468      2,760,200
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   878,837    $ 1,808,863
                                                                            -----------    -----------
                                                                            -----------    -----------


       See accompanying notes to condensed consolidated financial statements

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed limited reviews of the interim financial statements included herein. Their report on such reviews accompanies this filing.

     The condensed consolidated financial statements presented herein as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.   BORROWINGS

     In April 1998, the Company extended its agreement with a bank to provide a $1.0 million working capital line of credit through May 31, 1998. The Company expects to renew the agreement for a one year period on terms which are consistent with the prior agreement. As of May 13, 1998, there were no borrowings outstanding under this agreement.

     In May 1998, the Company completed a $12.0 million public debt offering. The Company sold 12,000 investment units (the "Units"), each consisting of a 10% Senior Subordinated Note, due July 1, 2004, in the principal amount of $1,000 (the "Notes") and fifty detachable warrants (the "Warrants") to purchase fifty shares of the Company's common stock. On May 11, 1998, the underwriter exercised its over-allotment option to sell an additional 1,800 Units, which is expected to close on May 14, 1998. Interest on the Notes is payable quarterly, beginning October 1, 1998. Each year beginning July 1, 2000, Notes having an aggregate balance of $1.8 million ($2.1 million upon closing of the over-allotment) will be selected at random for mandatory redemption. The Warrants have a five year term and an exercise price of $12.25 per share of common stock. The Units and the Notes will not be listed on any securities exchange or on the Nasdaq System. The Warrants are listed on The Nasdaq National Market under the trading symbol "PDSFW." Net proceeds to the Company of $12.4 million, including proceeds from the over-allotment, will be used to expand the Company's leasing activities and for general corporate purposes.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


3.   EARNINGS PER SHARE

     The Company calculated basic and diluted earnings per share as follows for the three months ended March 31, 1998 and 1997:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1998             1997
                                                   ----------       ----------
Net income, basic                                  $  448,769       $  154,241
Interest expense on convertible
   subordinated debentures, net of tax                    907                -
                                                   ----------       ----------
Net income, diluted                                $  449 676       $  154,241
                                                   ----------       ----------
                                                   ----------       ----------

Weighted average shares outstanding:
   Basic (actual shares outstanding)                3,548,849        3,119,816
   Effect of dilutive options                         174,635           13,132
   Effect of dilutive warrants                         20,208
   Effect of convertible subordinated debentures       17,981                -
                                                   ----------       ----------
  Diluted                                           3,761,673        3,132,948
                                                   ----------       ----------
                                                   ----------       ----------

Per share amounts:
   Basic                                                $ .13            $ .05
                                                   ----------       ----------
                                                   ----------       ----------
   Diluted                                              $ .12            $ .05
                                                   ----------       ----------
                                                   ----------       ----------


4.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's investments in equity securities to be included as a component of other comprehensive income.

     During the first quarters of 1998 and 1997, total comprehensive income amounted to $467,610 and $136,209, respectively. Accumulated other comprehensive income (loss) at March 31, 1998 and December 31, 1997 was ($18,650) and ($37,491), respectively.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of PDS Financial Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of PDS Financial Corporation and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PDS Financial Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statement from which it has been derived.



Coopers & Lybrand L.L.P.
Minneapolis, Minnesota
April 22, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators.
The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment.
In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada , New Jersey, Colorado, Iowa and Minnesota to provide this financing alternative. In 1997, the Company established PDS Slot Source, a reconditioned gaming device sales and distribution division, to complement its leasing and financing activities and to generate equipment sales to casino operators.

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

     The Company's revenue generating activities can be categorized as follows: (i) equipment sales; (ii) rental revenue on operating leases;
(iii) fee income, resulting principally from the sale of lease or note receivable transactions; and (iv) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company.

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

     RENTAL REVENUE ON OPERATING LEASES. Operating leases are defined as those leases in which substantially all the benefits and risks of ownership of the leased asset are retained by the Company. Revenue from operating leases consists of monthly rentals and is reflected in the consolidated income statement evenly over the life of the lease as rental revenue on operating leases. The cost of the related equipment is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. This depreciation is reflected on the consolidated income statement as depreciation on operating leases. For operating leases, the cost of equipment, less accumulated depreciation, is recorded in the consolidated balance sheet as equipment under operating leases, net.

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

     FINANCE INCOME. For the period during which the Company holds a note receivable or direct finance lease, finance income is recognized over the term of the underlying lease or note in a manner which produces a constant percentage rate of return on the asset carrying cost. For those direct finance leases held by the Company, the present value of the future minimum lease payments are recorded in the consolidated balance sheet as net investment in leasing operations--direct finance leases.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

     Revenues for the first quarter of 1998 totaled $9.5 million, an increase of $5.9 million from $3.6 million in the first quarter last year. The increase in revenues is primarily attributable to equipment sales. Gross originations of financing transactions for the three months ended March 31, 1998 decreased to $11.6 million compared to $35.7 million for the same period in 1997.

     Equipment sales totaled $6.1 million in the first quarter of 1998. The Company did not sell equipment in the first quarter of 1997. The Company has obtained its gaming equipment distributor licenses in Nevada, New Jersey, Colorado, Iowa and Minnesota and in mid-1997 established its reconditioned gaming device sales and distribution division, PDS Slot Source. The 1998 equipment sales include both equipment which had been under operating leases, and used gaming devices which the Company purchased in the marketplace and reconditioned prior to sale. The cost of equipment sold was $5.2 million

     The Company's average operating lease portfolio was $17.6 million during the first quarter of 1998 as compared to $25.8 million one year earlier. The decrease in the average portfolio results from the sale of certain of the equipment which had been under operating leases. Rental revenue on operating leases decreased to $2.0 million from $2.5 million. Related depreciation also decreased to $1.6 million from $1.8 million. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

     Fee income increased $300,000 to $1.0 million related to the sale of transactions with a basis of $12.6 million in the three months ended March 31, 1998, compared to fee income of $.7 million on the sale of transactions with a basis of $22.1 million in the three months ended March 31, 1997. The higher level of fee income is primarily attributable to more favorable pricing on the sale of certain of the leases and notes receivable, which the Company had held in its portfolio.

     Finance income decreased $90,000 to $320,000 for the three months ended March 31, 1998 when compared to $410,000 during the three months ended March 31, 1997. The decrease primarily reflects a smaller portfolio of notes receivable held by the Company during the first quarter of 1998 as compared to the first quarter of 1997.

     Selling, general and administrative expenses increased to $1.1 million for the three months ended March 31, 1998, compared to $.6 million in the same period of 1997. The increase in the 1998 period is primarily attributable to higher payroll and occupancy costs associated with the expansion of the sales activities and the formation of the reconditioned gaming device division in Las Vegas, Nevada.

     Interest expense decreased $42,000 primarily because of the lower levels of borrowings related to the smaller portfolio of notes receivable held by the Company during the first quarter of 1998 as compared to the first quarter of 1997.

     Income before income taxes increased $475,000 to $724,000 in the first quarter of 1998, compared with $249,000 in the same period last year. The improvement in 1998 primarily reflects the profit contributions from equipment sales and higher level of fee income, partially offset by higher related costs and expenses, as described above.

     The effective income tax rate was 38% in the three months ended March 31, 1998 and 1997. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The funds necessary to support the Company's activities have been provided by cash flow generated primarily from the operating activities described above, and various forms of recourse and nonrecourse borrowings. The Company's strategy to increase its leasing activities involves a higher level of investment in equipment under operating leases and equipment held for sale or lease, financed through discounted lease rentals and notes payable. The Company expects its lease portfolio to generate recurring cash flow from operations throughout the lease term.

     The Company's cash and cash equivalents totaled $.9 million at March 31, 1998, a decrease of $1.0 million from December 31, 1997. During the first quarter of 1998, cash used in operating activities totaled $6.3 million, an increase of $7.6 million from the first quarter of 1997. The higher level of cash used in the 1998 quarter primarily reflects the Company's higher level of note receivable originations and an increase in accounts receivable related to the Company's reconditioned gaming device division. The cash used in investing activities in the 1998 quarter primarily reflects $1.5 million of investment in equipment for leasing. The $6.9 million of net cash provided by financing activities in the first quarter of 1998 was primarily utilized to originate the note receivable transactions discussed above.

     At March 31, 1998 total borrowings were $34.5 million, up from $27.5 million at December 31, 1997. The majority of the proceeds from the borrowings were invested in equipment in the Company's leasing operations. The Company's recourse debt to equity ratio was 2.6:1 at March 31, 1998 compared with 2.0:1 at December 31, 1997. The following summarizes the significant borrowing activities of the Company.

     DISCOUNTED LEASE RENTALS.   Subsequent to origination of certain leases,
the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally nonrecourse to the Company. As lessees make payments, rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals decreased from $5.9 million as of December 31, 1997 to $5.8 as of March 31, 1998. The net decrease of $.1 million is the result of cash proceeds from discounting of $.7 million, more than offset by principal payments of $.8 million.

     NOTES PAYABLE. Total notes payable increased from $21.5 million as of December 31, 1997 to $28.6 million as of March 31, 1998. The net increase of $7.1 million is primarily the result of additional cash proceeds of $9.0 million, noncash borrowings of $.3 million, partially offset by payments of $2.2 million.


     CAPITAL RESOURCES

     At March 31, 1998, the Company's revolving credit and working capital borrowing capability is $34.0 million. Advances under these agreements aggregated $11.4 million at March 31, 1998. In addition, in May 1998, the Company completed a $12.0 million public debt offering, as discussed in Note 2. to Condensed Consolidated Financial Statements. The net proceeds to the Company of $12.4 million will be used to expand the Company's leasing activities and for general corporate purposes.

     The Company's current financial resources, including the proceeds from its May 1998 debt offering, estimated cash flows from operations and the revolving credit facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio.

     Inflation has not been a significant factor in the Company's operations.


FORWARD-LOOKING STATEMENTS

     Certain statements contained herein which are not historical facts are forward-looking statements with respect to events, the occurrence of which involves risks and uncertainties, including without limitation strict regulation by gaming authorities, competition the Company faces or may face in the future, uncertainty of market acceptance of the SlotLease program and PDS Slot Source, the ability of the Company to continue to obtain adequate financing, the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers, the risk of default with respect to the Company's financing transactions, the Company's dependence on key employees, potential fluctuations in the Company's quarterly results, general economic and business conditions, and other risk factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

          Exhibit                                                Page
          Number             Description                        Number
          -------            -----------                        ------
          15       Letter Regarding Unaudited Interim
                   Financial Information                          14

          27       Financial Data Schedule                (EDGAR filing only)


     b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1998 or during the period from March 31, 1998 to the date of this Quarterly Report on Form 10-QSB.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PDS FINANCIAL CORPORATION

Dated:  May 13, 1998                   By: /s/  Peter D. Cleary
                                       Chief Financial Officer
                                       (a duly authorized officer)