Form 10QSB
period 1998-06-30
PDS FINANCIAL CORP
filed 1998-08-14
CIK 921438

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                                   (702) 736-0700
                            (Issuer's telephone number)



          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                              ---------     ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

               Class                              Outstanding as of July 31, 1998
               -----                              -------------------------------
Common Stock, $.01 par value                          3,641,641 shares



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PDS FINANCIAL CORPORATION

                                       INDEX

                           PART I - Financial Information


Item 1.  Financial Statements                                          Page(s)
                                                                       -------
       Condensed Consolidated Statement of Income (Unaudited)
          For the Three Months and Six Months Ended June 30,
          1998 and 1997                                                    2

       Condensed Consolidated Balance Sheet
          As of June 30, 1998 (Unaudited) and December 31, 1997            3

       Condensed Consolidated Statement of Cash Flows (Unaudited)
          For the Six Months Ended June 30, 1998 and 1997                  4

       Notes to Condensed Consolidated Financial Statements (Unaudited)    5-6

       Report of Independent Accountants                                   7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-14



                            PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 6.  Exhibits and Reports on Form 8-K                                  17

                           PART I- FINANCIAL INFORMATION

                         ITEM  1.     FINANCIAL STATEMENTS

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)


                                                    Three months ended  June 30,   Six months ended  June 30,
                                                    ----------------------------   --------------------------
                                                           1998           1997           1998           1997
                                                           ----           ----           ----           ----
REVENUES
     Equipment sales                                 $ 10,226,479                  $ 16,350,635
     Rental revenue on operating leases                 1,643,587   $  3,335,241      3,624,683   $  5,812,283
     Revenue from sales-type leases                     1,266,638                     1,266,638
     Fee income                                           343,324        838,162      1,367,853      1,508,538
     Finance income                                       797,352        427,404      1,117,064        837,190
     Other                                                    172          4,834            724          8,228
                                                      -----------    -----------    -----------    -----------

          Total revenues                               14,277,552      4,605,641     23,727,597      8,166,239
                                                      -----------    -----------    -----------    -----------

COSTS AND EXPENSES
     Equipment sales                                    8,965,760                    14,215,225
     Depreciation on operating leases                   1,290,322      2,471,559      2,848,588      4,291,140
     Sales-type leases                                  1,027,243                     1,027,243
     Selling, general and administrative                1,257,942        682,838      2,349,311      1,305,588
     Interest                                           1,266,931      1,196,894      2,094,107      2,065,920
                                                      -----------    -----------    -----------    -----------

          Total costs and expenses                     13,808,198      4,351,291     22,534,474      7,662,648
                                                      -----------    -----------    -----------    -----------

Income before income taxes                                469,354        254,350      1,193,123        503,591

Provision for income taxes                                178,000         96,000        453,000        191,000
                                                      -----------    -----------    -----------    -----------

          NET INCOME                                  $   291,354    $   158,350    $   740,123    $   312,591
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Earnings per share:
     Basic                                                   $.08           $.05           $.21           $.10
     Diluted                                                 $.08           $.05           $.19           $.10

Number of shares used to compute per share amounts:
     Basic                                              3,604,673      3,119,816      3,576,761      3,119,816
     Diluted                                            3,862,962      3,193,895      3,819,978      3,152,205


See accompanying notes to condensed consolidated financial statements.

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET



                                                              June 30,    December 31,
                                                               1998           1997
                                                               ----           ----
ASSETS                                                     (Unaudited)
Cash and cash equivalents                                 $  1,386,632   $  1,865,468
Restricted cash                                              4,825,150
Accounts receivable                                          5,261,735      1,715,154
Notes receivable, net                                       16,789,686      3,140,964
Net investment in leasing operations:
     Equipment under operating leases, net                  13,786,102     18,327,490
     Direct finance leases                                   6,929,138      5,976,368
     Equipment held for sale or lease                       10,231,110      6,289,900
Deferred income taxes                                          848,000        824,000
Other assets                                                 3,254,865      1,824,488
                                                          ------------   ------------

          Total assets                                    $ 63,312,418   $ 39,963,832
                                                          ------------   ------------
                                                          ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                     $  5,415,925   $  2,094,178
Deferred funds for pending transactions                      1,525,430        775,159
Discounted lease rentals                                     4,023,360      5,919,579
Notes payable                                               27,369,192     21,527,311
Subordinated debt                                           13,072,601         89,117
Other liabilities                                            1,381,609        929,142
                                                          ------------   ------------

          Total liabilities                                 52,788,117     31,334,486
                                                          ------------   ------------

Stockholders' equity:
    Common stock, $.01 par value, 20,000,000 shares
        authorized, 3,641,641 and 3,523,972 issued
        and outstanding in 1998 and 1997, respectively          36,416         35,240
    Additional paid-in capital                              10,848,712      9,695,056
    Retained earnings (accumulated deficit)                   (360,827)    (1,100,950)
                                                          ------------   ------------

          Total stockholders' equity                        10,524,301      8,629,346
                                                          ------------   ------------

          Total liabilities and stockholders' equity      $ 63,312,418   $ 39,963,832
                                                          ------------   ------------
                                                          ------------   ------------


       See accompanying notes to condensed consolidated financial statements

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                                                Six months ended June 30,
                                                                                -------------------------
                                                                                   1998           1997
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $    740,123   $    312,591
     Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
          Depreciation on operating leases                                       2,848,588      4,291,140
          Gain on sale of financial assets                                      (2,205,285)    (1,428,743)
          Purchases/originations of notes receivable
               and direct finance leases                                       (12,114,078)   (16,138,640)
          Proceeds from:
               Sale of notes receivable and direct finance leases                4,743,462     18,626,948
               Collection of notes receivable and direct finance leases          1,805,655      2,232,900
          Increase in equipment held for sale or lease                          (9,371,754)      (559,485)
          Changes in other operating assets and liabilities, net                   636,678        255,634
                                                                              ------------   ------------

                    Net cash provided by (used in) operating activities        (12,916,611)     7,592,345
                                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment for leasing                                         (3,173,589)    (6,936,982)
     Proceeds from sale of leased equipment                                      3,697,076        128,263
     Other, net                                                                    (64,898)       (70,555)
                                                                              ------------   ------------

                    Net cash provided by (used in) investing activities            458,589     (6,879,274)
                                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from subordinated debt and warrants                               13,800,000
     Payment of debt issuance costs                                             (1,550,134)
     Proceeds from notes payable                                                11,699,574      1,309,385
     Proceeds from discounted lease rentals                                        692,428      4,242,140
     Payments on notes payable                                                 (10,537,762)    (1,247,926)
     Payments on discounted lease rentals                                       (2,359,248)    (4,661,127)
     Payments on subordinated debentures                                           (28,706)      (494,990)
     Proceeds from exercise of stock options                                       263,034            -
                                                                              ------------   ------------

                    Net cash provided by (used in) financing activities         11,979,186       (852,518)
                                                                              ------------   ------------

Net decrease in cash and cash equivalents                                         (478,836)      (139,447)

Cash and cash equivalents at beginning of period                                 1,865,468      2,760,200
                                                                               -----------   ------------

Cash and cash equivalents at end of period                                    $  1,386,632   $  2,620,753
                                                                              ------------   ------------
                                                                              ------------   ------------



       See accompanying notes to condensed consolidated financial statements

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. PricewaterhouseCoopers LLP, the Company's independent accountants, has performed limited reviews of the interim financial statements included herein. Their report on such reviews accompanies this filing.

     The condensed consolidated financial statements presented herein as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.   BORROWINGS

     In May 1998, the Company renewed its agreement with a bank to provide a $1.0 million working capital line of credit through May 31, 1999. Terms of the renewed agreement are consistent with the prior agreement.

     In May 1998, the Company completed a $13.8 million public debt offering. The Company sold 13,800 investment units (the "Units"), each consisting of a 10% Senior Subordinated Note, due July 1, 2004, in the principal amount of $1,000 (the "Notes") and fifty detachable warrants (the "Warrants") to purchase fifty shares of the Company's common stock. Interest on the Notes is payable quarterly, beginning October 1, 1998. Each year beginning July 1, 2000, Notes having an aggregate balance of $2.1 million will be selected at random for mandatory redemption. The Warrants have a five year term and an exercise price of $12.25 per share of common stock. The Units and the Notes will not be listed on any securities exchange or on the Nasdaq System. The Warrants are listed on The Nasdaq National Market under the trading symbol "PDSFW." Net proceeds to the Company of $12.2 million, including proceeds from the over-allotment, will be used to purchase gaming machines, to expand the Company's leasing activities and for general corporate purposes.

     Also in May 1998, the Company entered into an agreement with a financial institution to provide the Company a $5.0 million loan. The net proceeds to the Company of $4.8 million were deposited in a restricted escrow account. Advances under the loan will be collateralized by certain leases, notes and related equipment, and bear interest at 10.25%.

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (UNAUDITED)

3.   EARNINGS PER SHARE

     The Company calculated basic and diluted earnings per share as follows:


                                             Three months ended June 30,  Six months ended June 30,
                                             --------------------------   -------------------------
                                                 1998           1997           1998           1997
                                                 ----           ----           ----           ----
Net income, basic                            $  291,354     $  158,350     $  740,123     $  312,591
Interest expense on convertible
   subordinated debentures, net of tax              443            -            1,350            -
                                             ----------     ----------     ----------     ----------
Net income, diluted                          $  291,797     $  158,350     $  741,473     $  312,591
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Weighted average shares outstanding:
   Basic (actual shares outstanding)          3,604,673      3,119,816      3,576,761      3,119,816
   Effect of dilutive options                   210,315         74,079        194,945         32,389
   Effect of dilutive warrants                   41,177         35,883
   Effect of convertible subordinated
      debentures                                  6,797            -           12,389            -
                                             ----------     ----------     ----------     ----------
  Diluted                                     3,862,962      3,193,895      3,819,978      3,152,205
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Per share amounts:
   Basic                                           $.08           $.05           $.21           $.10
                                                   ----           ----           ----           ----
                                                   ----           ----           ----           ----
   Diluted                                         $.08           $.05           $.19           $.10
                                                   ----           ----           ----           ----
                                                   ----           ----           ----           ----




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

     During the three months ended June 30, 1998 and 1997, total comprehensive income amounted to $284,696 and $219,458, respectively. During the six months ended Jun 30, 1998 and 1997, total comprehensive income amounted to $752,306 and $355,667 respectively. Accumulated other comprehensive income (loss) at June 30, 1998 and December 31, 1997 was ($25,308) and ($37,491), respectively.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of PDS Financial Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of PDS Financial Corporation and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP
Minneapolis, Minnesota
July 23, 1998

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

     The Company's revenue generating activities can be categorized as follows:
(i) equipment sales; (ii) rental revenue on operating leases; (iii) revenue from sales-type leases; (iv) fee income, resulting principally from the sale of lease or note receivable transactions; and (v) finance income, resulting from financing transactions in which the direct finance lease or note receivable is retained by the Company.

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

     REVENUE FROM SALES-TYPE LEASES. Beginning in the third quarter of 1997, the Company structured certain of its gaming equipment transactions as sales-type leases. Sales-type leases, like direct finance leases, transfer substantially all the benefits and risks of ownership of the leased asset to the lessee. Unlike direct finance leases, sales-type leases also include dealer profit resulting from the Company leasing equipment which was purchased at a discount that is not available to the lessee. This dealer profit is recognized at the inception of the lease as the difference between revenue from sales-type leases and sales-type lease cost. Revenue from sales-type leases is the present value of the future minimum lease payments. Sales-type lease cost is the Company's equipment cost, net of any discounts, less the present value of its unguaranteed residual value. Upon selling a sales-type lease to a third party, the Company removes the underlying asset from its consolidated balance sheet.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

     Revenues for the second quarter of 1998 totaled $14.3 million, an increase of $9.7 million from $4.6 million in the second quarter last year. The increase in revenues is primarily attributable to equipment sales. Gross originations of financing transactions for the three months ended June 30, 1998 increased to $20.6 million compared to $18.1 million for the same period in 1997.

     Equipment sales totaled $10.2 million in the second quarter of 1998. The Company did not sell equipment in the second quarter of 1997. The Company has obtained its gaming equipment distributor licenses in Nevada, New Jersey, Colorado, Iowa and Minnesota and in mid-1997 established its reconditioned gaming device sales and distribution division, PDS Slot Source. The 1998 equipment sales include both equipment which had been under operating leases, and used gaming devices which the Company purchased in the marketplace and reconditioned prior to sale. The cost of equipment sold was $9.0 million.

     The Company's average operating lease portfolio was $14.0 million during the second quarter of 1998 as compared to $33.0 million one year earlier. The decrease in the average portfolio resulted from the sale of certain of the equipment which had been under operating leases. Rental revenue on operating leases decreased to $1.6 million from $3.3 million. Related depreciation also decreased to $1.3 million from $2.5 million. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

     Revenue from sales-type leases was $1.3 million during the second quarter of 1998. The Company did not originate sales-type leases during the second quarter of 1997. The related cost of these sales-type leases was $1.0 million. Consistent with the growth of the distribution business described above, the Company intends to continue to offer this type of lease.

     Fee income decreased $495,000 to $343,000 related to the sale of transactions with a basis of $5.0 million in the three months ended June 30, 1998, compared to fee income of $838,000 on the sale of transactions with a basis of $13.4 million in the three months ended June 30, 1997.

     Finance income increased $370,000 to $797,000 for the three months ended June 30, 1998 when compared to $427,000 during the three months ended June 30, 1997. The increase primarily reflects a larger portfolio of notes receivable and direct finance leases held by the Company during the second quarter of 1998 as compared to the second quarter of 1997.

     Selling, general and administrative expenses increased to $1.3 million for the three months ended June 30, 1998, compared to $.7 million in the same period of 1997. The increase in the 1998 period is primarily attributable to higher payroll and occupancy costs associated with the expansion of sales activities and the formation of the reconditioned gaming device division in Las Vegas, Nevada.

     Interest expense increased $70,000 primarily because of the higher levels of borrowings related to the larger portfolio of notes receivable, direct finance leases and inventory held by the Company during the second quarter of 1998 as compared to the second quarter of 1997.

     Income before income taxes increased $215,000 to $469,000 in the second quarter of 1998, compared with $254,000 in the same period last year. The improvement in 1998 primarily reflects the profit contributions from equipment sales and higher level of finance income, partially offset by lower fee income and higher related costs and expenses, as described above.

     The effective income tax rate was 38% in the three months ended June 30, 1998 and 1997. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.


Six Months Ended June 30, 1998 and 1997

     Revenues for the six months ended June 30, 1998 totaled $23.7 million, an increase of $15.5 million from $8.2 million in the first half of last year. The increase in revenues is primarily attributable to equipment sales. Gross originations of financing transactions for the six months ended June 30, 1998 were $32.2 million compared to $53.8 million for the same period in 1997.

     Equipment sales totaled $16.4 million in the first half of 1998. The Company did not sell equipment in the first half of 1997. The 1998 equipment sales include both equipment which had been under operating leases, and used gaming devices which the Company purchased in the marketplace and reconditioned prior to sale. The cost of equipment sold was $14.2 million.

     The Company's average operating lease portfolio was $15.8 million during the first half of 1998 as compared to $29.4 million one year earlier. The decrease in the average portfolio resulted from the sale of certain of the equipment which had been under operating leases. Rental revenue on operating leases decreased to $3.6 million from $5.8 million. Related depreciation also decreased to $2.8 million from $4.3 million. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

     Revenue from sales-type leases was $1.3 million during the first half of 1998. The Company did not originate sales-type leases during the first half of 1997. The related cost of these sales-type leases was $1.0 million. Consistent with the growth of the distribution business described above, the Company intends to continue to offer this type of lease.

     Fee income decreased $100,000 to $1.4 million related to the sale of transactions with a basis of $17.6 million in the six months ended June 30, 1998, compared to fee income of $1.5 million on the sale of transactions with a basis of $35.5 million in the six months ended June 30,

1997.

     Finance income increased $300,000 to $1.1 million for the six months ended June 30, 1998 when compared to $800,000 during the six months ended June 30, 1997. The increase primarily reflects a larger portfolio of notes receivable and direct finance leases held by the Company during the first half of 1998 as compared to the first half of 1997.

     Selling, general and administrative expenses increased to $2.3 million for the six months ended June 30, 1998, compared to $1.3 million in the same period of 1997. The increase in the 1998 period is primarily attributable to higher payroll and occupancy costs associated with the expansion of the sales activities and the formation of the reconditioned gaming device division in Las Vegas, Nevada.

     Interest expense increased $30,000 primarily because of the higher levels of borrowings related to the larger portfolio of notes receivable, direct finance leases and inventory held by the Company during the first half of 1998 as compared to the first half of 1997.

     Income before income taxes increased $689,000 to $1,193,000 in the first half of 1998, compared with $504,000 in the same period last year. The improvement in 1998 primarily reflects the profit contributions from equipment sales and higher level of finance income, partially offset by lower fee income and higher related costs and expenses, as described above.

     The effective income tax rate was 38% in the three months ended June 30, 1998 and 1997. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The funds necessary to support the Company's activities have been provided by cash flow generated primarily from the operating activities described above, and various forms of recourse and nonrecourse borrowings. The Company's strategy to increase its leasing activities and reconditioned gaming device sales involves a higher level of investment in equipment under operating leases and equipment held for sale or lease, financed through discounted lease rentals and notes payable. The Company expects its lease portfolio to generate recurring cash flow from operations throughout the lease term.

     The Company's cash and cash equivalents totaled $1.4 million at June 30, 1998, a decrease of $.5 million from December 31, 1997. During the first half of 1998, cash used in operating activities totaled $12.9 million, compared with cash provided by operations of $7.6 million in the first half of 1997. The higher level of cash used in the 1998 period primarily reflects the Company's higher level of investment in notes receivable and equipment held for sale or lease related to the Company's reconditioned gaming device division. The cash provided by investing activities in the 1998 period primarily reflects the excess of the proceeds from the sale of leased equipment over the investment in equipment for leasing. The $12.0 million of net cash provided by financing activities in the first half of 1998 was driven by the subordinated debt transaction, as discussed in the Notes to Condensed Consolidated Financial Statements.

     At June 30, 1998 total borrowings were $44.5 million, up from $27.5 million at December

31, 1997. The majority of the proceeds from the borrowings were invested in notes receivable, equipment under operating lease and equipment held for sale or lease. The Company's recourse debt to equity ratio was 3.5:1 at June 30, 1998 compared with 2.0:1 at December 31, 1997. The increase at June 30, 1998 was primarily the result of the $13.8 million subordinated debt transaction completed in May 1998. The following summarizes the significant borrowing activities of the Company in addition to the subordinated debt transaction, which is discussed in the Notes to Condensed Consolidated Financial Statements.

     DISCOUNTED LEASE RENTALS. Subsequent to origination of certain leases, the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally nonrecourse to the Company. As lessees make payments, rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals decreased from $5.9 million as of December 31, 1997 to $4.0 as of June 30, 1998. The net decrease of $1.9 million is primarily the result of cash proceeds from discounting of $.7 million, more than offset by principal payments of $2.4 million.

     NOTES PAYABLE. Total notes payable increased from $21.5 million as of December 31, 1997 to $27.4 million as of June 30, 1998. The net increase of $5.9 million is primarily the result of additional cash proceeds of $11.7 million, net noncash borrowings of $4.7 million, partially offset by payments of $ 10.5 million.

     CAPITAL RESOURCES

     At June 30, 1998, the Company's revolving credit and working capital borrowing capability is $34.0 million. Advances under these agreements aggregated $5.2 million at June 30, 1998.

     The Company's current financial resources, including the proceeds from its May 1998 subordinated debt offering, estimated cash flows from operations and the revolving credit facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio.

     Inflation has not been a significant factor in the Company's operations.

YEAR 2000 ISSUE

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

     The Company believes that any costs associated with, and the potential impact of, the Year 2000 Issue will not be material. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted n a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation strict regulation by gaming authorities, competition the Company faces or may face in the future, uncertainty of market acceptance of the SlotLease program and PDS Slot

Source, the ability of the Company to continue to obtain adequate financing, the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers, the risk of default with respect to the Company's financing transactions, the Company's dependence on key employees, potential fluctuations in the Company's quarterly results, general economic and business conditions, and other risk factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on May 14, 1998 for the purposes of (1) electing members of the Board of Directors of the Company, (2) amending the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 1,100,000 to 1,350,000 and (3) ratifying the appointment of Coopers & Lybrand L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 1998.

     There were 3,571,474 shares of Common Stock entitled to vote at the meeting and a total of 3,288,330 shares (92.1%) were represented at the meeting. The shareholder voting was as follows:

1.        Election of Directors:

                                                              Withhold
                                         For                 Authority
                                         ---                 ---------
     Johan P. Finley                     3,286,630           1,700
     Peter D. Cleary                     3,287,030           1,300
     Charles R. Patterson                3,287,030           1,300
     Joel M. Koonce                      3,287,030           1,300
     James L. Morrell                    3,287,030           1,300
     Lona M.B. Finley                    3,280,530           7,800

2. To amend the 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 1,100,000 to 1,350,000:

          For            Against        Abstain        Broker Non-vote
          ---            -------        -------        ---------------
       1,957,324         180,786        9,400          1,140,820

3. To ratify the appointment of Coopers & Lybrand L.L.P. as the independent accountants of the Company for the fiscal year ending December 31, 1998:

               For            Against        Abstain
               ---            -------        -------
           3,282,130          900            5,300

PART II- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

          Exhibit
          Number    Description
          ------    -----------
           4.1      Form of Indenture between the Registrant and First Trust
                    National Association, dated as of May 4, 1998(1)

           4.2      Form of Note (included as Article Two to Exhibit No. 4.1)

           4.3      Form of Warrant Agreement between the Registrant and
                    Norwest Bank Minnesota, N.A., dated May 4, 1998(1)

           4.4      Form of Warrant (included as Appendix A to Exhibit No.
                    4.3)

           4.5      Warrant Agreement between the Registrant and Miller &
                    Schroeder Financial, Inc., dated May 4, 1998(1)

          10.1      Master Loan Agreement by and among the Registrant, PDS
                    Financial Corporation-Nevada and Miller & Schroeder
                    Investments Corporation, dated May 26, 1998

          15        Letter Regarding Unaudited Interim
                    Financial Information

          27        Financial Data Schedule

          (1) Incorporated by reference to Registrant's previously filed Registration Statement on Form SB-2 (File No. 333-49199)

     b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1998 or during the period from June 30, 1998 to the date of this Quarterly Report on Form 10-QSB.


SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PDS FINANCIAL CORPORATION

Dated:   August 14, 1998           By:/s/   Peter D. Cleary
                                   ---------------------------
                                   Chief Financial Officer
                                   (a duly authorized officer)