Form 10QSB
period 1998-09-30
PDS FINANCIAL CORP
filed 1998-11-16
CIK 921438

===============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-QSB

         /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes __X__   No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

          Class                         Outstanding as of October 31, 1998
          -----                         ----------------------------------
Common Stock, $.01 par value                     3,648,211 shares


===============================================================================

                           PDS FINANCIAL CORPORATION

                                     INDEX

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                             Page(s)
                                                                          -------
         Condensed Consolidated Statement of Income (Unaudited)
              For the Three Months and Nine Months Ended September 30,
              1998 and 1997                                                   2

         Condensed Consolidated Balance Sheet
              As of September 30, 1998 (Unaudited) and December 31, 1997      3

         Condensed Consolidated Statement of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997           4

         Notes to Condensed Consolidated Financial Statements (Unaudited)   5-6

         Report of Independent Accountants                                   7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-15



                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     16

PART I-  FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)

                                                       Three months ended September 30,     Nine months ended September 30,
                                                       --------------------------------     ------------------------------
                                                               1998           1997                 1998          1997
                                                           ----------    -----------          -----------    -----------
REVENUES
     Equipment sales                                       $2,517,298                         $18,867,933
     Revenue from sales-type leases                         2,068,034    $13,048,913            3,334,672    $13,048,913
     Rental revenue on operating leases                     1,349,337      3,277,882            4,974,020      9,090,165
     Fee income (loss)                                       (128,914)       819,919            1,238,939      2,328,457
     Finance income                                           948,660        424,834            2,065,724      1,262,024
     Other income, net                                            337         (5,076)               1,061          3,152
                                                           ----------    -----------          -----------    -----------

          Total revenues                                    6,754,752     17,566,472           30,482,349     25,732,711
                                                           ----------    -----------          -----------    -----------
COSTS AND EXPENSES
     Equipment sales                                        1,323,190                          15,538,415
     Sales-type leases                                      1,845,347     12,457,651            2,872,590     12,457,651
     Depreciation on operating leases                         880,814      2,506,687            3,729,402      6,797,827
     Selling, general and administrative                    1,201,884        900,595            3,551,195      2,206,183
     Interest                                               1,434,486      1,246,520            3,528,593      3,312,440
                                                           ----------    -----------          -----------    -----------

          Total costs and expenses                          6,685,721     17,111,453           29,220,195     24,774,101
                                                           ----------    -----------          -----------    -----------

Income before income taxes                                     69,031        455,019            1,262,154        958,610

Provision for income taxes                                     27,000        175,000              480,000        366,000
                                                           ----------    -----------          -----------    -----------

          Net income                                       $   42,031    $   280,019          $   782,154     $  592,610
                                                           ----------    -----------          -----------    -----------
                                                           ----------    -----------          -----------    -----------

Earnings per share:
     Basic                                                     $  .01         $  .09               $  .22         $  .19
     Diluted                                                   $  .01         $  .08               $  .21         $  .18

Number of shares used to compute per share amounts:
     Basic                                                  3,644,008      3,134,441            3,599,177      3,124,691
     Diluted                                                3,797,806      3,299,189            3,815,037      3,211,414

     See accompanying notes to condensed consolidated financial statements

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET

                                                               September 30,         December 31,
                                                                   1998                  1997
                                                                   ----                  ----
ASSETS                                                          (Unaudited)
Cash and cash equivalents                                       $    403,042         $  1,865,468
Restricted cash                                                    2,552,359
Accounts receivable                                                1,832,287            1,715,154
Notes receivable, net                                             22,671,068            3,140,964
Net investment in leasing operations:
     Equipment under operating leases, net                        15,078,653           18,327,490
     Direct finance leases                                         8,716,781            5,976,368
     Equipment held for sale or lease                             10,180,249            6,289,900
Deferred income taxes                                                851,000              824,000
Other assets                                                       3,385,632            1,824,488
                                                                ------------         ------------

          Total assets                                          $ 65,671,071         $ 39,963,832
                                                                ------------         ------------
                                                                ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                           $  3,199,373         $  2,094,178
Deferred funds for pending transactions                            1,406,798              775,159
Discounted lease rentals                                           3,334,997            5,919,579
Notes payable                                                     32,595,502           21,527,311
Subordinated debt                                                 13,124,911               89,117
Other liabilities                                                  1,425,138              929,142
                                                                ------------         ------------

          Total liabilities                                       55,086,719           31,334,486
                                                                ------------         ------------
Stockholders' equity:
    Common stock, $.01 par value, 20,000,000 shares
        authorized, 3,648,211 and 3,523,972 issued
        and outstanding in 1998 and 1997, respectively                36,482               35,240
    Additional paid-in capital                                    10,866,665            9,695,056
    Retained earnings (accumulated deficit)                         (318,795)          (1,100,950)
                                                                ------------         ------------

          Total stockholders' equity                              10,584,352            8,629,346
                                                                ------------         ------------

          Total liabilities and stockholders' equity            $ 65,671,071           39,963,832
                                                                ------------         ------------
                                                                ------------         ------------

     See accompanying notes to condensed consolidated financial statements

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                                 Nine months ended September 30,
                                                                                 -------------------------------
                                                                                       1998          1997
                                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    782,154    $    592,610
     Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
        Depreciation on operating leases                                           3,729,402       6,797,827
        Gain on sale of financial assets                                          (2,205,285)     (1,977,130)
        Purchases/originations of notes receivable
             and direct finance leases                                           (25,833,343)    (16,462,743)
        Proceeds from:
             Sale of notes receivable and direct finance leases                    4,743,462      18,578,609
             Collection of notes receivable and direct finance leases              3,321,175       4,641,580
        Increase in equipment held for sale or lease                             (3,890,349)      (2,827,781)
        Changes in other operating assets and liabilities, net                     1,939,491         216,570
                                                                                ------------    ------------

                Net cash provided by (used in) operating activities              (17,413,293)      9,559,542
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment for leasing                                           (6,294,884)    (10,642,672)
     Proceeds from sale of leased equipment                                        3,702,576         145,064
     Other, net                                                                     (186,871)       (181,445)
                                                                                ------------    ------------

                Net cash used in investing activities                             (2,779,179)    (10,679,053)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from subordinated debt and warrants                                 13,800,000
     Payment of debt issuance costs                                              (1,560,272)
     Proceeds from notes payable                                                  22,550,348       5,430,193
     Proceeds from discounted lease rentals                                          692,428       4,686,088
     Payments on notes payable                                                   (13,957,495)     (3,495,486)
     Payments on discounted lease rentals                                         (3,047,611)     (6,523,519)
     Payments on subordinated debentures                                             (38,886)       (724,285)
     Proceeds from exercise of stock options                                         291,534               -
                                                                                ------------    ------------

                Net cash provided by (used in) financing activities               18,730,046        (627,009)
                                                                                ------------    ------------

Net decrease in cash and cash equivalents                                         (1,462,426)     (1,746,520)

Cash and cash equivalents at beginning of period                                   1,865,468       2,760,200
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $    403,042    $  1,013,680
                                                                                ------------    ------------
                                                                                ------------    ------------


     See accompanying notes to condensed consolidated financial statements

                  PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. PricewaterhouseCoopers LLP, the Company's independent accountants, has performed limited reviews of the interim financial statements included herein. Their report on such reviews accompanies this filing.

     The condensed consolidated financial statements presented herein as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

     Also in May 1998, the Company entered into an agreement with a financial institution to provide the Company a $5.0 million loan. The net proceeds to the Company of $4.8 million were deposited in a restricted escrow account. Advances under the loan are collateralized by certain leases, notes and related equipment, and bear interest at 10.25%.

                  PDS FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     In August 1998, the Company renewed its working capital line of credit with a bank and increased the amount of the line to $4.0 million. Terms of the renewed agreement are consistent with the prior agreement

     At September 30, 1998, the Company's revolving credit and working capital borrowing capability was $40.0 million and advances under these agreements aggregated $14.9 million.


3.   EARNINGS PER SHARE

     The Company calculated basic and diluted earnings per share as follows:

                                                 Three months ended September 30,    Nine months ended September 30,
                                                 --------------------------------    -------------------------------
                                                          1998           1997                 1998          1997
                                                          ----           ----                 ----          ----
Net income, basic                                    $  42,031      $ 280,019            $ 782,154     $ 592,610
Interest expense on convertible
   Subordinated debentures, net of tax                     182          --                   1,531         --
                                                     ---------      ---------            ---------     ---------
Net income, diluted                                  $  42,213      $ 280,019            $ 783,685     $ 592,610
                                                     ---------      ---------            ---------     ---------
                                                     ---------      ---------            ---------     ---------

Weighted average shares outstanding:
   Basic (actual shares outstanding)                 3,644,008      3,134,441            3,599,177     3,124,691
   Effect of dilutive options                          144,480        164,748              183,607        86,723
   Effect of dilutive warrants                           3,470         22,044
   Effect of convertible subordinated
      Debentures                                         5,848          --                  10,209         --
                                                     ---------      ---------            ---------     ---------
  Diluted                                            3,797,806      3,299,189            3,815,037     3,211,414
                                                     ---------      ---------            ---------     ---------
                                                     ---------      ---------            ---------     ---------

Per share amounts:
   Basic                                             $     .01      $     .09            $     .22     $     .19
                                                     ---------      ---------            ---------     ---------
                                                     ---------      ---------            ---------     ---------
   Diluted                                           $     .01      $     .08            $     .21     $     .18
                                                     ---------      ---------            ---------     ---------
                                                     ---------      ---------            ---------     ---------

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

     During the three months ended September 30, 1998 and 1997, total comprehensive income amounted to $29,129 and $279,928 respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $781,435 and $635,595 respectively. Accumulated other comprehensive loss at September 30, 1998 and December 31, 1997 was $38,210 and $37,491, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of PDS Financial Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of PDS Financial Corporation and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP
Minneapolis, Minnesota
October 28, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators.
The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. SlotLease is the Company's specialized operating lease program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Indiana, Iowa and Minnesota to provide this financing alternative. In 1997, the Company established PDS Slot Source, a reconditioned gaming device sales and distribution division, to complement its leasing and financing activities and to generate equipment sales to casino operators.

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


ACCOUNTING FOR COMPANY ACTIVITIES

     The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment financing transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are borne by the borrower or lessee. Direct finance leases are afforded accounting treatment similar to that for notes receivable. The Company structures some of its gaming equipment financings as operating leases, under which the Company retains substantially all of the benefits and risks of ownership. In the third quarter of 1997, the Company began structuring certain of its gaming equipment transactions as sales-type leases.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

     Revenues for the third quarter of 1998 totaled $6.8 million, a decrease of $10.8 million from $17.6 million in the third quarter last year. The decrease in revenues is primarily attributable to a decrease in transactions classified as sales-type leases. Gross originations of financing transactions for the three months ended September 30, 1998 decreased to $11.5 million compared to $18.7 million for the same period in 1997. The originations in the third quarter of 1997 included $13.0 million of sales-type leases involving third party equipment (not equipment supplied by PDS Slot Source).

     Equipment sales totaled $2.5 million in the third quarter of 1998. The Company did not sell equipment in the third quarter of 1997. The Company has obtained its gaming equipment distributor licenses in Nevada, New Jersey, Colorado, Indiana, Iowa and Minnesota and in mid-1997 established its reconditioned gaming device sales and distribution division, PDS Slot Source. The 1998 equipment sales include both equipment which had been under operating leases, and used gaming devices which the Company purchased in the marketplace and reconditioned prior to sale. The cost of equipment sold was $1.3 million

     Revenue from sales-type leases was $2.1 million during the third quarter of 1998 compared with $13.0 million in the third quarter of 1997. The higher revenue in the 1997 quarter results primarily from the delivery of equipment to a new casino, which was opening at that time. PDS Slot Source marketed the equipment leased in the third quarter of 1998; while an unrelated gaming equipment manufacturer supplied the equipment leased in the third quarter of 1997. The related cost of these sales-type leases was $1.8 million and $12.5 million in 1998 and 1997, respectively.

     The Company's average operating lease portfolio was $14.6 million during the third quarter of 1998 as compared to $32.5 million one year earlier. The decrease in the average portfolio resulted from the sale (primarily in the fourth quarter of 1997) of certain of the equipment which had been under operating leases. Rental revenue on operating leases decreased to $1.3 million from $3.3 million. Related depreciation also decreased to $.9 million from $2.5 million. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

     Fee income was a loss of $129,000 resulting from a prepayment premium, which the Company incurred and paid during the third quarter of 1998. The Company's strategy is to increase its portfolio of income-producing assets, rather than earning fees by selling transactions. Nonetheless, market conditions delayed the Company from selling certain transactions during the third quarter of 1998. The Company generated fee income of $820,000 related to the sale of transactions with a basis of $25.6 million in the three months ended September 30, 1997.

     Finance income increased $524,000 to $949,000 for the three months ended September 30, 1998, compared to $425,000 during the three months ended September 30, 1997. Consistent with the Company's strategy, the increase primarily reflects a larger portfolio of notes receivable and direct finance leases held by the Company during the third quarter of 1998 as compared to the third quarter of 1997.

     Selling, general and administrative expenses increased to $1.2 million for the three months ended September 30, 1998, compared to $.9 million in the same period of 1997. The increase in the 1998 period is primarily attributable to higher payroll and occupancy costs associated with the expansion of sales activities and the formation of the reconditioned gaming device division in Las Vegas, Nevada.

     Interest expense increased $188,000 primarily because of the higher levels of borrowings related to the larger portfolio of notes receivable, direct finance leases and inventory held by the Company during the third quarter of 1998 as compared to the third quarter of 1997.

     Income before income taxes decreased to $69,000 in the third quarter of 1998, compared with $455,000 in the same period last year. The lower third quarter 1998 income before income taxes primarily reflects the lower profit contribution from fee income, as described above.

     The effective income tax rate was 39.1% in the three months ended September 30, 1998, compared with 38.5% in the three months ended September 30, 1997. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.


Nine Months Ended September 30, 1998 and 1997

     Revenues for the nine months ended September 30, 1998 totaled
$30.5 million, an increase of $4.8 million from $25.7 million in the first nine months of last year. The increase in revenues is primarily attributable to higher equipment sales, partially offset by lower rental revenues. Gross originations of financing transactions for the nine months ended September 30, 1998 were $43.7 million compared to $72.6 million for the same period in 1997.

     Equipment sales totaled $18.9 million in the first nine months of 1998. The Company did not sell equipment in the first nine months of 1997. The 1998 equipment sales include both equipment which had been under operating leases, and used gaming devices which the Company purchased in the marketplace and reconditioned prior to sale. The cost of equipment sold was $15.5 million

     Revenue from sales-type leases was $3.3 million during the first nine months of 1998 compared with $13.0 million in the first nine months of 1997. The higher revenue in the 1997 period results primarily from the delivery of equipment to a new casino, which was opening at that time. PDS Slot Source marketed the equipment leased in the 1998 period; while an unrelated gaming equipment manufacturer supplied the equipment leased in the 1997 period. The related cost of these sales-type leases was $2.9 million and $12.5 million in 1998 and 1997, respectively.

     The Company's average operating lease portfolio was $15.4 million during the first nine months of 1998 as compared to $30.4 million one year earlier. The decrease in the average portfolio resulted from the sale (primarily in the fourth quarter of 1997) of certain of the equipment which had been under operating leases. Rental revenue on operating leases decreased to $5.0 million from $9.1 million. Related depreciation also decreased to $3.7 million from $6.8 million. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

     Fee income decreased $1.1 million to $1.2 million related to the sale of transactions with a basis of $17.6 million in the nine months ended
September 30, 1998, compared to fee income of $2.3 million on the sale of transactions with a basis of $61.1 million in the nine months ended
September 30, 1997. The lower level of fee income is primarily attributable to the Company's strategy to retain income-producing assets, coupled with market conditions in the 1998 period, as discussed above.

     Finance income increased $800,000 to $2.1 million for the nine months ended September 30, 1998 when compared to $1.3 million during the nine months ended September 30, 1997. Consistent with the Company's strategy, the increase primarily reflects a larger portfolio of notes receivable and direct finance leases held by the Company during the first nine months of 1998 as compared to the first nine months of 1997.

     Selling, general and administrative expenses increased to $3.6 million for the nine months ended September 30, 1998, compared to $2.2 million in the same period of 1997. The increase in the 1998 period is primarily attributable to higher payroll and occupancy costs associated with the expansion of the sales activities and the formation of the reconditioned gaming device division in Las Vegas, Nevada.

     Interest expense increased $216,000 primarily because of the higher levels of borrowings related to the larger portfolio of notes receivable, direct finance leases and inventory held by the Company during the first nine months of 1998 as compared to the first nine months of 1997.

     Income before income taxes increased $303,000 to $1,262,000 in the first nine months of 1998, compared with $959,000 in the same period last year. The improvement in 1998 primarily reflects the profit contributions from equipment sales and higher level of finance income, partially offset by lower fee income and higher related costs and expenses, as described above.

     The effective income tax rate was approximately 38% in the nine months ended September 30, 1998 and 1997. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

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

     The Company's cash and cash equivalents were $403,000 at September 30, 1998, a decrease of $1.5 million from December 31, 1997. During the first nine months of 1998, cash used in operating activities totaled $17.4 million, compared with cash provided by operations of $9.6 million in the first nine months of 1997. The higher level of cash used in the 1998 period primarily reflects the Company's higher level of investment in notes receivable and equipment held for sale or lease related to the Company's reconditioned gaming device division. As discussed above, market conditions delayed the Company from selling certain transactions during the third quarter of 1998. The cash used in investing activities primarily reflects the investment in equipment for leasing. The lower level of investment in equipment for leasing in the 1998 period results from the Company's decision to deploy certain of its resources in the reconditioned gaming device division during 1998. The $18.7 million of net cash provided by financing activities in the first nine months of 1998 was driven by the subordinated debt transaction, as discussed in the Notes to Condensed Consolidated Financial Statements, and other borrowings.

     At September 30, 1998 total borrowings were $49.1 million, up from $27.5 million at December 31, 1997. The majority of the proceeds from the borrowings were invested in notes receivable, equipment under operating lease and equipment held for sale or lease. The Company's recourse debt to equity ratio was 4.0:1 at September 30, 1998 compared with 2.0:1 at December 31, 1997. The increase at September 30, 1998 was primarily the result of the $13.8 million subordinated debt transaction completed in May 1998. The following summarizes the significant borrowing activities of the Company in addition to the subordinated debt transaction, which is discussed in the Notes to Condensed Consolidated Financial Statements.

     DISCOUNTED LEASE RENTALS. Subsequent to origination of certain leases, the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's condensed consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally nonrecourse to the Company. As lessees make payments, rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals decreased from $5.9 million as of December 31, 1997 to $3.3 million as of September 30, 1998. The net decrease of $2.6 million is primarily the result of cash proceeds from discounting of $.7 million, more than offset by principal payments of $3.0 million.

     NOTES PAYABLE. Total notes payable increased from $21.5 million as of December 31, 1997 to $32.6 million as of September 30, 1998. The net increase of $11.1 million is primarily the result of additional cash proceeds of $22.6 million, net noncash borrowings of $2.5 million, partially offset by payments of $14.0 million.

CAPITAL RESOURCES

     At September 30, 1998, the Company's revolving credit and working capital borrowing capability is $40.0 million. Advances under these agreements aggregated $14.9 million at September 30, 1998.

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

     The Company has also made inquiries of and is contacting certain suppliers with respect to Year 2000 issues. Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant. It is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     To date, the Company has not incurred material costs associated with the Year 2000 Issue. The Company believes that any future costs associated with, and the potential impact of, the Year 2000 Issue will not be material. Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in internal financial systems, reconditioning activities and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing inventory, banking, electricity and communications services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has not yet developed a contingency plan to provide for continuity of normal business operations in the event problem scenarios, such as those described above, arise. The Company will assess the need to develop such a plan based upon the results of feedback from its major suppliers. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as, "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation strict regulation by gaming authorities, competition the Company faces or may face in the future, uncertainty of market acceptance of the

SlotLease program and PDS Slot Source, the ability of the Company to continue to obtain adequate financing, the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers, the risk of default with respect to the Company's financing transactions, the Company's dependence on key employees, potential fluctuations in the Company's quarterly results, general economic and business conditions, and other risk factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

          Exhibit
          Number    Description
          ------    -----------
          10.1      Loan Agreement, dated August 5, 1998
                    between U.S. Bank, as Lender and
                    the Registrant as Borrower

          15        Letter Regarding Unaudited Interim
                    Financial Information

          27        Financial Data Schedule


     b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1998 or during the period from September 30, 1998 to the date of this Quarterly Report on Form 10-QSB.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PDS FINANCIAL CORPORATION

Dated:   November 13, 1998                   By:/s/   Peter D. Cleary
                                             Chief Financial Officer
                                             (a duly authorized officer)