Form 10KSB40
period 1998-12-31
PDS FINANCIAL CORP
filed 1999-03-26
CIK 921438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           Commission File No. 0-23928

                            PDS FINANCIAL CORPORATION
                 ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Minnesota                                 41-1605970
     --------------------------------                 -------------------
    (State or other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                   6171 McLeod Drive, Las Vegas, Nevada 89120
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 736-0700
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                        -----------------------------------

                         Common Stock Purchase Warrants
                        -----------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                  Yes   X            No
                      ----              ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.   X
             ----

Issuer's revenues for its most recent fiscal year were $36,015,000.

The aggregate market value of voting stock held by non-affiliates of the Issuer as of March 22, 1999, was $5,256,000.

The number of shares outstanding of the Issuer's only class of common stock on March 22, 1999, was 3,648,211.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement"), are incorporated by reference in Part III.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.

         PDS Financial Corporation and subsidiaries (the "Registrant", the "Company" or "PDS"), was incorporated under the laws of the State of Minnesota in 1988.

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

         In order to offer its SlotLease program and PDS Slot Source, the Company must be licensed to own and distribute gaming devices in each jurisdiction in which it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant and certain of its directors, officers, key employees and significant shareholders. The Company currently is licensed in Nevada, New Jersey, Colorado, Iowa, Minnesota and Indiana. The Company also has license applications pending in Illinois and Mississippi and a manufacturers license pending in Nevada. The Company believes its gaming licenses, as well as its experience in the gaming industry, provide a significant competitive advantage, enabling the Company to offer financing packages and services that meet the needs of this industry more effectively than traditional financing.

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

         The Company generally targets established medium-sized casino operators that are opening new gaming facilities or expanding existing gaming facilities, as well as new casinos that the Company believes have acceptable credit quality. The Company is currently focusing its efforts on the traditional gaming markets of Nevada and New Jersey.

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

         According to data compiled from gaming commission reports and gaming industry analysts, in 1998 there were approximately 400,000 total gaming machines installed in the United States, compared with approximately 237,000 total gaming machines installed in the United States in 1993 and approximately 156,000 total gaming machines installed in the United States in 1990. According to data compiled from gaming commission reports and gaming industry analysts, in 1997 there were approximately 74,000 gaming machines shipped in the United States, compared with approximately 58,000 gaming machines shipped in the United States in 1993 and approximately 16,000 gaming machines shipped in 1990, all of which represent machines shipped to replace older machines and new installations of machines.

COMPANY STRATEGY

         The Company believes that the gaming industry in general has entered into a gaming equipment replacement cycle, which provides increased opportunities for the Company's products and services. The Company believes its ability to offer casino operators gaming devices under operating lease structures provides a competitive advantage over non-licensed financial institutions. The Company's strategy is to increase both its portfolio of assets under lease and its reconditioned gaming device sales, and thereby increase its revenues and cash flows. Recently, the Company has increased its focus on the Nevada and New Jersey gaming markets, and the Company intends to further expand its presence in these markets.

         Because it is licensed to own and distribute gaming machines in key states, the Company believes it is able to offer a wider variety of gaming equipment financing structures, such as operating leases, which are especially important for small to medium-sized casino operators that may be subject to financing covenants that restrict indebtedness. While gaming equipment manufacturers and distributors may offer financing to a casino operator, this financing may not be on the most favorable terms, and the manufacturers and distributors generally do not offer sufficient financing for other necessary furniture, fixtures and equipment. The Company believes its experience in and knowledge of the industry, as well as its licenses, allow it to offer financing packages and services that meet the needs of the industry in a more effective manner than traditional financing and leasing sources and equipment manufacturers and distributors.

THE SLOTLEASE PROGRAM

         The Company believes SlotLease, its operating lease program, has been well received by casino operators since its introduction in 1996 because it offers lower monthly payments and off balance sheet financing. The Company believes that the SlotLease program promotes its strategic objective of increasing recurring revenues. The Company retains ownership of the gaming equipment under operating lease, and at the end of the applicable lease term the Company offers the customer an option to purchase the gaming equipment at its then determined fair market value or extend the lease term. The Company receives rental income under a non-cancelable lease, which ranges from 6 to 48 months and typically has a term of 36 months. The casino operator incurs rental expense, and avoids reflecting an asset and related liability on its balance sheet. Returned machines are inventoried for lease or resale by the Company through the PDS Slot Source program.


PDS SLOT SOURCE

         In May 1997, the Company introduced PDS Slot Source, its reconditioned gaming machine sales and distributiondivision. The Company believes that the secondary market for gaming machines is fragmented, underdeveloped and represents a significant opportunity for growth. The Company obtains used gaming machines in the market from distributors, brokers or operators, or from its customers at the end of an applicable lease term. These gaming machines are reconditioned by the Company prior to resale or occasionally are sold "as is" to a customer. The Company believes its ability to recondition and distribute used gaming machines enhances the market value of gaming machines at the end of an operating lease and facilitates additional financing transactions.

STRUCTURE OF EQUIPMENT FINANCING TRANSACTIONS

         In addition to offering operating leases through its SlotLease program, the Company also provides financing to its customers in the form of capital leases or collateralized loans. Such financing transactions are either originated directly by the Company with the casino operator or are structured jointly with the gaming equipment manufacturer or distributor. Under both of these types of transactions substantially all of the benefits and risks of ownership are borne by the lessee/borrower. Under a capital lease, the lessee is required to pay the Company the purchase price of the gaming equipment either throughout the term of the lease or, if the lease payments are not sufficient to cover the purchase price of the gaming equipment, the lessee is required to pay the Company a balloon payment at the end of the lease term. Most of the Company's equipment financing transactions range from $500,000 to $2.5 million. The Company generally obtains the funds necessary for its capital leases or collateralized loans by selling all or a portion of its interest in the payment stream to one or more institutional investors, often simultaneously with its origination of financing transactions.

COMPETITION

         The finance industry is highly competitive. In the gaming equipment financing market, the Company competes primarily with equipment manufacturers, and to a lesser extent with leasing companies, commercial banks and other financial institutions. Certain of the Company's competitors are significantly larger and have substantially greater resources than the Company. The Company sometimes jointly markets its financing services with gaming equipment manufacturers who may be competitors of the Company. The Company believes its ability to offer casino operators gaming devices under operating lease structures provides a competitive advantage over non-licensed financial institutions.

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

PRINCIPAL CUSTOMERS

         Historically, the Company has experienced significant nonrecurring revenues in connection with the completion of large gaming equipment financing transactions. During 1998, revenues from the Company's five largest customers, as a percentage of total revenue, were 20%, 19%, 16%, 9% and 8%. Revenues for these same five customers, as a percentage of 1997 revenues, were 0%, 11%, 0%, 0% and 0%, respectively. Due to the non-recurring nature of its large gaming equipment financing transactions, the Company can not estimate the potential significance of total revenues that may be derived from one or several of these five customers in 1999.

GOVERNMENT REGULATION

         Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal and state regulation and oversight. In order to offer its SlotLease program and PDS Slot Source, the Company must be licensed to own and distribute gaming devices in each jurisdiction where it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant, its directors and certain of its officers, key employees and significant shareholders. The Company currently is licensed as a gaming equipment distributor under Nevada, New Jersey, Colorado, Iowa, Minnesota, and Indiana gaming laws. The Company has license applications pending in Illinois and Mississippi and a manufacturers license application pending in Nevada. Expansion of the Company's activities may be hindered by delays in obtaining requisite state licenses or other approvals. No assurance can be given as to the term for which the Company's license will be renewed in a particular jurisdiction or to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effect that such adoption of and changes in gaming laws, rules and regulations might have on its future operations.

         Any person which acquires a controlling interest in the Company would have to meet the requirements of all applicable governmental bodies that regulate the Company's operations. A change in the make-up of the Company's board of directors and management would require the various gaming authorities to examine the qualifications of the new board members and management.

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

         NEVADA. The manufacture, ownership, operation, sale and distribution of gaming devices in Nevada is subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. Generally, gaming activities (including the manufacture, sale and lease of gaming devices) may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission") and appropriate county and city licensing agencies. The Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board") and the various county and city licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

         The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations, and procedures could have an adverse effect on the Company's operations.

         PDS Financial Corporation-Nevada, a Nevada corporation and wholly owned subsidiary of the Company ("PDS Nevada"), is required to be licensed as a distributor by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, PDS Nevada without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and PDS Nevada have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in the distribution of gaming devices in Nevada. The Company also has an application pending with the Nevada Gaming Authorities for a manufacturers license.

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

         The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires the beneficial owners of more than 10 percent of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10 percent, but not more than 15 percent, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies, or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation incurred by the Nevada Gaming Authorities.

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

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i)pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii)recognizes any voting right by such unsuitable person in connection with such securities; (iii)pays the unsuitable person remuneration in any form; or (iv)makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i)assure the financial stability of corporate gaming operators and their affiliates;
(ii)preserve the beneficial aspects of conducting business in the corporate form; and (iii)promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to submit a notification statement to the Nevada Board which provides detailed information regarding the foreign gaming operation and to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

         OTHER JURISDICTIONS. The Company currently is licensed to operate at various levels in Colorado, Iowa and Minnesota and Indiana and has license applications pending in Mississippi and Illinois. Although the regulations in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

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

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 52 persons, including 7 in direct sales and marketing, 28 in reconditioning and 17 in general and administrative functions. All of these persons are full-time employees.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's corporate offices and its reconditioning facilities are located in approximately 58,000 square feet of leased space in Las Vegas, Nevada. The Company pays monthly rent of approximately $40,000 pursuant to a lease expiring on December 31, 2004. The Company has additional offices located in approximately 6,000 square feet of leased space in Eden Prairie, Minnesota. The Company pays monthly rent of approximately $10,000, pursuant to a lease which will terminate on April 30, 1999. The Company considers the facilities as adequate and suitable for the purposes they serve.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1998, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National market under the symbol PDSF since the initial public offering in May 1994. As of March 12, 1999, the Company's common stock was held by approximately 48 holders of record and an estimated 1,300 additional beneficial owners. The following table sets forth the high and low sales price for the Common Stock as reported by Nasdaq for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up or mark-down or commissions. The Company has paid no dividends and does not expect to in the foreseeable future.

                                         Price Range of Common Stock
                                         ----------------------------
                                      1998                       1997
                                      ----                       ----
                               High           Low         High          Low
                               ----           ---         ----          ---
First Quarter                  $7.94         $5.44        $3.38        $1.75
Second Quarter                 10.50          7.38         5.00         2.63
Third Quarter                   9.50          4.75         6.38         3.88
Fourth Quarter                  5.88          2.00         8.50         6.00

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

         The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Iowa, Indiana and Minnesota to provide this financing alternative. In 1997, the Company established PDS Slot Source, a reconditioned gaming device sales and distribution division, to complement its leasing and financing activities and to generate equipment sales to casino operators.

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

ACCOUNTING FOR COMPANY ACTIVITIES:

         The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment financing transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are borne by the borrower or lessee. Direct finance leases are afforded accounting treatment similar to that for notes receivable. In 1996, the Company began structuring some of its gaming equipment financings as operating leases, under which the Company retains substantially all of the benefits and risks of ownership. In the third quarter of 1997, the Company began structuring certain of its gaming equipment transactions as sales-type leases. Consistent with the Company's strategy to increase its leasing activities, the 1997 and 1998 originations involve a greater mix of operating leases, which generate revenues throughout the lease term, as opposed to notes or direct finance leases, which generate revenues primarily upon sale.

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

         The types of income are further described below:

         EQUIPMENT SALES. In mid-1997, the Company established a reconditioned gaming device sales and distribution division, PDS Slot Source. Used gaming devices are obtained by the Company either in the marketplace or from customers at the end of an applicable lease term. The cost of this equipment is recorded in the consolidated balance sheet as equipment held for sale or lease. At the time of sale, the Company records revenue equal to the selling price of the related asset. Upon selling reconditioned gaming devices, the Company removes the underlying asset from its consolidated balance sheet and records the cost, including reconditioning costs, as cost of revenues. Equipment sales also includes the sale of equipment which may occur during the term of an operating lease.

         REVENUE FROM SALES-TYPE LEASES. Beginning in the third quarter of 1997, the Company structured certain of its gaming equipment transactions as sales-type leases. Sales-type leases, like direct finance leases, transfer substantially all the benefits and risks of ownership of the leased asset to the lessee. Unlike direct finance leases, sales-type leases also include either a dealer profit resulting from the Company leasing equipment which was purchased at a discount that is not available to the lessee, or a manufacturing profit resulting from the reconditioning process performed on used gaming devices. This dealer profit or manufacturing profit is recognized at the inception of the lease in the consolidated income statement as the difference between revenue from sales-type leases and sales-type lease cost. Revenue from sales-type leases is the present value of the future minimum lease payments. Sales-type lease cost is the Company's equipment cost, net of any discounts. Upon selling a sales-type lease to a third party, the Company removes the underlying asset from its consolidated balance sheet.

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

         FEE INCOME. The Company funds certain of the direct finance lease and note receivable transactions it originates through a sale of such transactions (i.e. the sale of all of the Company's right, title and interest in the future payment stream from the related leases or notes). A sale may occur simultaneously with the origination or several months thereafter. At the time of sale, the Company records fee income equal to the difference between the selling price and the carrying value of the related financial asset. The calculation of fee income reflects many factors, including the credit quality of the borrowers or lessees, the type of underlying equipment, credit enhancements, if any and ultimately, the terms under which the transaction was both originated and sold. Upon selling the lease or note, the Company removes the underlying asset from its consolidated balance sheet.

         Fee income also includes financial advisory and broker fees earned for arranging financing in which the Company is not a party to the transaction.

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

RESULTS OF OPERATIONS:
YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         Revenues totaled $36.0 million in 1998, a 24% decrease from $47.6 million in 1997. The decrease in revenues is primarily attributable to a lower volume of sales of leased assets, lower sales-type and operating lease revenues, offset by higher revenues from sales of reconditioned gaming devices and finance income. Gross originations of financing transactions totaled $60.3 million in 1998, a 29% decrease compared to $84.4 million in 1997.

         Equipment sales totaled $20.5 million in 1998, a 17% increase from $17.5 million in 1997. Equipment sales includes sales of both equipment which had been under operating leases, and used gaming devices which the Company reconditioned in its Slot Source division. Sales of equipment which had been under operating lease totaled $7.4 million in 1998, compared to $15.3 million in 1997. Cost of such sales totaled $6.5 million in 1998, compared to $13.4 million in 1997. Revenue from the sale of Slot Source reconditioned gaming devices totaled $13.1 million in 1998, compared to $2.2 million in 1997. The cost of such sales totaled $10.8 million in 1998, compared to $1.8 million in 1997.

         Revenue from sales-type leases totaled $4.0 million in 1998, compared to $14.5 million in 1997. Consistent with the Company's intent to grow its operating lease portfolio, in 1998, the Company structured sales-type leases generally for transactions involving Slot Source reconditioned gaming devices, for which a manufacturing profit exists. Of the $4.0 million in sale-type lease revenues in 1998, $3.2 million resulted from reconditioned gaming devices, and the related cost of those revenues was $2.8 million. All of the sales-type lease revenue in 1997 related to third-party gaming devices and associated equipment.

         Rental revenue from operating leases totaled $6.7 million in 1998, a 41% decrease from $11.4 million in 1997. In December 1997 one lessee exercised an early purchase option for approximately $13.5 million of equipment formerly under operating lease. Accordingly, the average operating lease portfolio was $16.4 million during 1998, compared to $27.7 million in 1997. The operating lease portfolio totaled $27.8 million as of December 31, 1998, compared to $18.3 million as of December 31, 1997, which was a result of significant additions to the portfolio in December 1998. Related depreciation totaled $4.9 million in 1998, a 43% decrease from $8.6 million in 1997. These leases are expected to generate revenues throughout their lease terms, which range from 6 to 48 months and are typically 36 months.

         Fee income totaled $1.7 million in 1998, a 35% decrease from $2.7 million in 1997. Consistent with its plan to grow the lease portfolio, the Company decreased its sales of leases which reduced the overall level of fee income, which was offset by a growth in the fees from third party transactions in which the Company earned financial advisory or broker fees which totaled $633,000 in 1998, a 96% increase from $323,000 in 1997.

         Finance income totaled $3.0 million in 1998, a 88% increase from $1.6 million in 1997. The increase primarily reflects the larger portfolio of notes receivable and direct finance receivables held by the Company in 1998, compared to 1997.

         Selling, general and administrative expenses totaled $4.8 million in 1998, a 17% increase compared to $4.1 million in 1997. The increase was primarily attributable to higher payroll and occupancy costs associated with the growth in the Slot Source reconditioned gaming device division.

         Interest expense totaled $5.0 million in 1998, a 16% increase from $4.3 million in 1997. This increase was due to higher levels of borrowings outstanding which were utilized primarily to fund the increased investment in the leasing operations, increase in the inventory of gaming devices held for sale or lease, and to fund the originations of notes receivables.

         The other expense in 1997 of $240,000 primarily reflects the loss on the sale of certain marketable securities.

         The Company's effective income tax rate was approximately 38% in both 1997 and 1998. Both effective rates are higher than the federal statutory rate of 34%, due primarily to state income taxes.

         QUARTERLY RESULTS. The following table sets forth selected historical operating results for each quarter of 1998 and 1997. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

                                                                     1998
                                                                     ----

Quarter ended                                 Mar. 31           June 30         Sept. 30           Dec. 31
                                              -------           -------         --------           -------

                                                    (In thousands, except per share amounts)
Total revenues                                 $9,450           $14,278          $6,755             $5,532
Net income (loss)                                 449               291              42               (426)
Net income (loss) per share:
   Basic                                          .13               .08             .01               (.12)
   Diluted                                        .12               .08             .01               (.12)
Total originations                             11,600            20,600          11,500             16,600


                                                                     1997
                                                                     ----

Quarter ended                                 Mar. 31           June 30         Sept. 30           Dec. 31
                                              -------           -------         --------           -------

                                                    (In thousands, except per share amounts)
Total revenues                                 $3,561           $ 4,606          $17,566           $21,880
Net income                                        154               159              280               349
Net income per share:
   Basic                                          .05               .05              .09               .10
   Diluted                                        .05               .05              .08               .09
Total originations                             35,700            18,100           18,700            11,900


         The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

         The Company continues to experience significant fluctuations in its quarterly operating results, due primarily to the timing of completion of large financing transactions, and the recognition of fee income upon the completion of brokered transactions. The Company believes that the expansion of its lease portfolio and reconditioned gaming device division will lead to increased recurring revenues, which will tend to lessen the quarterly fluctuations in operating results.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's strategy to increase its financing activities and its reconditioned gaming device sales involve a higher level of investment in notes receivable, equipment under operating leases and equipment held for sale or lease. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the operating activities described above and various forms of recourse and non-recourse borrowings. The Company expects its lease portfolio to generate recurring cash flow throughout the lease term.

         The Company's unrestricted cash and cash equivalents totaled $1.3 million at December 31, 1998, compared to $1.9 million at December 31, 1997. Cash flows used in operating activities totaled $16.8 million in 1998, compared to cash flows provided by operating activities of $12.8 million in 1997. The higher level of cash used in operating activities in 1998 resulted primarily from increases in notes receivable and direct finance lease originations. Cash flows used in investing activities in 1998 totaled $3.8 million compared to cash flows provided by investing activities of $3.6 million in 1997. The higher level of cash used in investing activity in 1998 was a result of lower proceeds from sales of equipment under operating lease, offset by lower purchases of equipment for new lease originations. Cash flows provided by financing activities totaled $20.0 million in 1998, compared to cash used in financing activities of $17.3 million in 1997. During 1998, the higher level of cash proceeds from borrowings was used to fund the expansion of the Company's operating lease portfolio, direct financing lease originations and notes receivable originations and equipment held for sale or lease.

DEBT FINANCING:

         NOTES PAYABLE. Total notes payable increased to $36.7 million as of December 31, 1998 from $21.5 million as of December 31, 1997. The net increase of approximately $15.2 million is primarily the result of proceeds from new borrowings of $31.1 million, offset by payments of $17.9 million.

         SUBORDINATED DEBENTURES. In May 1998, the Company issued $13.8 million 10% Subordinated Debentures due in May 2004. Beginning in July 2000, a total of $2.1 million of the debenture will be randomly selected each year for mandatory redemption.

         DISCOUNTED LEASE RENTALS. Subsequent to origination of certain leases, the Company discounts the remaining lease payments with various financial institutions in return for a cash payment based on the present value of such payments. Proceeds from discounting are recorded in the Company's consolidated balance sheet as discounted lease rentals. The discounted lease rentals are generally non-recourse to the Company. As lessees make payments, rental revenue on operating leases is recorded by the Company with an offsetting charge to interest expense and a reduction in the discounted lease rentals utilizing the interest method. Total discounted lease rentals decreased to $0.8 million as of December 31, 1998 from $5.9 million as of December 31, 1997. The net decrease of $5.1 million is primarily the result of principal payments of $3.8 million, partially offset by cash proceeds from discounting of $0.7 million.

         CAPITAL RESOURCES. At December 31, 1998, the Company's revolving credit and working capital borrowing capability is $50 million compared with $34 million at December 31, 1997. Advances under these agreements aggregated $11.7 million at December 31, 1998.

         The Company's current financial resources, including estimated cash flows from operations, the revolving credit and working capital facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities described above, the Company has developed a network of financial institutions to which it sells financial transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

         Inflation has not had a significant impact on the Company's operations.

YEAR 2000 ISSUE:

         The Company is continuing to evaluate the potential impact of the situation referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of computer software programs to properly recognize and process date sensitive information beyond December 31, 1999. The Company has evaluated its major automated systems to determine if they are Year 2000 compliant and has contacted the suppliers of certain of those systems to inquire about Year 2000 compliance. Although the Company believed its existing accounting system was Year 2000 compliant, the company purchased and began installing a new management information system in January 1999. The new system has been certified as Year 2000 compliant by the software provider. The total cost of the new system is approximately $100,000 and is expected to be fully operational by June 1, 1999.

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

         To date, the Company has not incurred material costs associated with the Year 2000 Issue. The Company believes that any future costs associated with, and the potential impact of, the Year 2000 Issue will not be material. Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in internal financial system, reconditioning activities and to the process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing inventory, banking, electricity and communications services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has begun to develop a contingency plan to provide for continuity of normal business operations in the event problem scenarios, such as those described above, arise, however that plan is not yet complete. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.


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

ITEM 7.           FINANCIAL STATEMENTS.

         The company's Consolidated Financial statements, including notes thereto, are listed in Part IV, Item 14, of this report and are included after the signature page beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information contained under the heading "Election of Directors" and "Executive Officers" in the Proxy Statement is incorporated by reference.

ITEM 10.          EXECUTIVE COMPENSATION.

         The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information contained under the heading "Principal Shareholders" in the Proxy Statement is incorporated by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the Proxy Statement is incorporated by reference.

ITEM 13.          EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

         The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.


EXHIBIT
  NO.             DESCRIPTION
-------           -----------
Incorporated by Reference:
     3.1       Amended and Restated Articles of Incorporation(4)
     3.2       Articles of Amendment to Articles of Incorporation(4)
     3.3       Articles of Amendment to Articles of Incorporation(4)
     3.4       Articles of Amendment of Amended and Restated Articles of Incorporation(4)
     3.5       Bylaws of the Registrant (1)
     4.1       Specimen of Common Stock Certificate
     4.3       Form of Warrant to Purchase 25,000 Shares of Common Stock, dated
               December 15, 1994, issued to Miller & Schroeder Investments
               Corporation(2)
     4.4       Form of Warrant to Purchase 145,000 Shares of Common Stock, dated
               May 24, 1994 (2)
     10.1      Industrial Real Estate Lease dated April 29, 1997,
               between the Registrant, as Tenant, and Patrick Commerce
               Center, LLC, as Landlord (4)
     10.2      1993 Stock Option Plan, as amended (1)
     10.3      Form of Incentive Stock Option Agreement (1)
     10.4      Form of Non-Qualified Stock Option Agreement
     10.5      Employment Agreement between the Registrant and Johan P. Finley (1)
     10.7      Employment Agreement between the Registrant and Robert M. Mann (3)
     10.8      Employment Agreement between the Registrant and Peter D. Cleary (3)
     10.9      Employment Agreement between the Registrant and Lona M. B. Finley
     10.10     Employment Agreement between the Registrant and Steven M. Des
               Champs (6)
     10.11     Form of Tax Indemnification Agreement between the Registrant and
               Johan P. Finley (1)
     10.12     Revolving Credit and Security Agreement, dated April 9, 1997 between BNY Financial Corporation as Lender and as Agent and the
               Registrant and PDS Financial Corporation-Nevada as Borrowers (4)
     10.13     Loan and Security Agreement, dated October 29, 1998 between
               Heller Financial, Inc., as Lender and the Registrant as
               Borrower (6)
     10.14     Loan and Security Agreement, dated October 29, 1998 between
               Heller Financial, Inc., as Lender and PDS Financial
               Corporation-Nevada, as Borrower (6)
     10.15     Master Loan Agreement by and among the Registrant, PDS Financial
               Corporation - Nevada and Miller & Schroeder Investments
               Corporation, date May 26, 1998 (5)
     10.16     Master Loan Agreement by and among the Registrant, PDS Financial
               Corporation - Nevada and Miller & Schroeder Investments
               Corporation, date December 15, 1998 (6)
     10.17     Loan Agreement, dated August 5, 1998 between U.S. Bank, as
               Lender and the Registrant as Borrower (5)
     10.18     Agreement between the Registrant and David R. Mylrea (4)
     ---------------
     (1)       Incorporated by reference to the Registrant's previously filed
               Form SB-2 Registration Statement No. 33-76948C
     (2)       Incorporated by reference to the Registrant's previously filed
               Form SB-2 Registration Statement No. 33-88692
     (3)       Incorporated by reference to the Registrant's previously filed
               Form 10-KSB for the year ended December 31, 1995
     (4)       Incorporated by reference to the Registrant's previously filed
               Form 10-KSB for the year ended December 31, 1997
     (5)       Incorporated by reference to the Registrant's previously filed
               Form 10-QSB for the quarter ended June 30, 1998
     (6)       Incorporated by reference to the Registrant's previously filed post effective amendment on Form S-3 to Form SB-2 Registration
               Statement No. 333-49199.



Exhibits Submitted Herewith:
     21.1      Subsidiaries of the Registrant
     23.1      Consent of Independent Accountants
     27.1      Financial Data Schedule for the year ended December 31, 1998
     99.1      Cautionary Statements
(b)            REPORTS ON FORM 8-K.
               The Registrant did not file any reports on Form 8-K for the quarter ended December 31, 1998.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      PDS Financial Corporation


      By:  /s/  Johan P. Finley                        Date:  March 25, 1999
         -------------------------------------------
           Johan P. Finley, Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1999.


          Name                                    Title
          ----                                    -----
By /s/ Johan P. Finley                  Chairman of the Board,
   ---------------------------          Chief Executive Officer,
   Johan P. Finley                      President and Director
                                        (Principal Executive Officer)


By /s/ Steven M. Des Champs             Chief Financial Officer
   ---------------------------          (Principal Financial & Accounting
   Steven M. Des Champs                 Officer)


By  /s/ Peter D. Cleary                 Director
   ---------------------------
   Peter D. Cleary


By /s/ Joel M. Koonce                   Director
   ---------------------------
   Joel M. Koonce


By /s/ James L. Morrell                 Director
   ---------------------------
   James L. Morrell


By /s/ Lona M. Finley                   Director
   ---------------------------
   Lona M.Finley


By /s/ Charles R. Patterson             Director
   ---------------------------
   Charles R. Patterson


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      Documents filed as part of this report:                           PAGE
1.       Consolidated Financial Statements:

         Report of Independent Accountants                                 F-1

         Consolidated Balance Sheets as of December 31, 1998 and 1997      F-2

         Consolidated  Statements of Income and Comprehensive Income
          for the Years Ended December 31, 1998 and 1997                   F-3

         Consolidated Statement of Stockholders' Equity for the
          Years Ended December 31, 1998 and 1997                           F-4

         Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998 and 1997                                       F-5

         Notes to Consolidated Financial Statements                        F-6

2.       Consolidated Supplemental Schedules:

         Not applicable.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PDS Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and related statements of income and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PDS Financial Corporation and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 23, 1999

                                PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS



                                                                                                  December 31,
ASSETS                                                                                       1998             1997
                                                                                             ----             ----
Cash and cash equivalents                                                                $1,269,000        $1,865,000
Restricted cash                                                                           3,166,000              --
Accounts receivable, net                                                                  1,335,000         1,715,000
Notes receivable, net                                                                    21,878,000         3,141,000
Net investment in leasing operations:
     Equipment under operating leases, net                                               27,751,000        18,328,000
     Direct finance leases                                                                9,668,000         5,976,000
Equipment held for sale or lease                                                         10,002,000         6,290,000
Income taxes receivable                                                                     522,000            19,000
Deferred income taxes                                                                       583,000           805,000
Other assets, net                                                                         3,455,000         1,825,000
                                                                                          ---------         ---------
     Total assets                                                                       $79,629,000       $39,964,000
                                                                                        -----------       -----------
                                                                                        -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                    $2,135,000        $2,094,000
Deferred funds for pending transactions                                                  13,427,000           775,000
Discounted lease rentals                                                                    806,000         5,920,000
Notes payable                                                                            36,699,000        21,527,000
Subordinated debentures, net                                                             13,165,000              --
Convertible subordinated debentures                                                            --              89,000
Other liabilities                                                                         2,863,000           930,000
                                                                                          ---------           -------
     Total liabilities                                                                   69,095,000        31,335,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares
     authorized, 3,648,211 and 3,523,972 shares issued
     and outstanding at December 31, 1998 and 1997,
     respectively                                                                            36,000            35,000
Additional paid-in capital                                                               11,268,000         9,732,000
Accumulated other comprehensive income                                                      (25,000)          (37,000)
Retained earnings (accumulated deficit)                                                    (745,000)       (1,101,000)
                                                                                           --------        ----------
     Total stockholders' equity                                                          10,534,000         8,629,000
                                                                                         ----------         ---------
     Total liabilities and stockholders' equity                                         $79,629,000       $39,964,000
                                                                                        -----------       -----------
                                                                                        -----------       -----------





The accompanying notes are an integral part of the consolidated financial statements.

                                PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME



                                                                                           Years Ended December 31,
                                                                                             1998             1997
                                                                                             ----             ----
Revenues:
   Equipment sales                                                                      $20,522,000       $17,482,000
   Revenue from sales type leases                                                         3,964,000        14,480,000
   Rental revenue on operating leases                                                     6,750,000        11,406,000
   Fee income                                                                             1,746,000         2,670,000
   Finance income                                                                         3,033,000         1,575,000
                                                                                          ---------         ---------
     Total revenues                                                                      36,015,000        47,613,000

Costs and expenses:
   Equipment sales                                                                       17,257,000        15,225,000
   Sales-type leases                                                                      3,386,000        13,654,000
   Depreciation on operating leases                                                       4,931,000         8,589,000
   Selling, general and administrative                                                    4,817,000         4,126,000
   Interest                                                                               5,049,000         4,260,000
   Other                                                                                     --               240,000
                                                                                         ----------           -------
     Total costs and expenses                                                            35,440,000        46,094,000

Income before income taxes                                                                  575,000         1,519,000
Provision for income taxes                                                                  219,000           577,000
                                                                                            -------           -------
     Net income                                                                            $356,000          $942,000
                                                                                         ----------           -------
                                                                                         ----------           -------

Other comprehensive income, net of tax                                                       12,000            45,000
                                                                                             ------            ------
     Comprehensive income                                                                  $368,000          $987,000
                                                                                         ----------           -------
                                                                                         ----------           -------
Earnings per share:
     Basic                                                                                    $0.10             $0.30
     Diluted                                                                                  $0.09             $0.28

Weighted average shares outstanding:
     Basic                                                                                3,611,000         3,184,000
     Diluted                                                                              3,784,000         3,620,000



The accompanying notes are an integral part of the consolidated financial statements.

                                PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                        Accumulated       Retained
                                                                           Additional       Other         Earnings
                                                  Common Stock               Paid-In    Comprehensive   (Accumulated
                                              Shares         Amount          Capital     Income (loss)    Deficit)          Total
                                              ------         -------         --------    -------------    --------          -----
Balances, December 31, 1996                 3,119,816         $31,000       $7,952,000    $(203,000)    $(2,043,000)     $5,737,000

Issuance of stock upon conversion
   of subordinated debentures                 240,220           2,400        1,018,000           --              --       1,020,400

Issuance of stock upon exercise
   of stock options, including tax benefit
   of $296,600                                163,936           1,600          762,000           --              --         763,600

Other comprehensive income, net of tax:
     Unrealized holding gains on securities
     arising during the current year               --              --               --       45,000              --          45,000
     Plus reclassification adjustment for
       losses included in net income               --              --               --      121,000              --         121,000

Net income                                         --              --               --           --          942,000        942,000
                                               ------          ------           ------       ------          -------        -------


Balances, December 31, 1997                 3,523,972          35,000        9,732,000      (37,000)      (1,101,000)     8,629,000

Issuance of stock upon conversion
     of subordinated debentures                11,810              --           50,000           --               --         50,000

Issuance of stock upon exercise
     of warrants                               45,747             400           14,600           --               --         15,000

Issuance of stock upon exercise
     of stock options, including tax benefit
     of $61,000                                66,682             600          368,000           --               --        368,600

Issuance of stock purchase warrants               --               --        1,103,400           --               --      1,103,400

Other comprehensive income, net of tax:
     Unrealized holding gains on securities
     arising during  the current year             --              --                --       12,000                --        12,000

Net income                                        --              --                --           --            356,000      356,000
                                           ----------      ---------        ----------    ---------            -------      -------


Balances, December 31, 1998                 3,648,211         $36,000      $11,268,000     $(25,000)         $(745,000) $10,534,000
                                           ----------      ---------        ----------    ---------            -------      -------
                                           ----------      ---------        ----------    ---------            -------      -------


The accompanying notes are an integral part of the consolidated financial statements.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years ended December 31,
                                                                                            1998              1997
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $356,000          $942,000
       Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                                                    4,931,000         8,589,000
         Provision for uncollectible receivables                                            123,000           628,000
         Deferred income taxes                                                             (241,000)          447,000
         Purchases and originations of notes receivable                                 (21,058,000)       (1,134,000)
         Purchases and originations of direct finance leases                             (7,267,000)      (36,105,000)
         Proceeds from:
           Sale of notes receivable                                                       4,375,000         8,906,000
           Sale of direct finance leases                                                  1,511,000        33,765,000
           Collections of principal on notes receivable                                   3,304,000         3,276,000
           Collection of principal on direct finance leases                               1,789,000         2,625,000
         Gain on sale of financial assets                                                (2,283,000)       (4,214,000)
         Changes in operating assets and liabilities:
           Accounts receivable                                                              295,000        (1,735,000)
           Equipment held for sale or lease                                              (5,098,000)       (2,712,000)
           Income taxes receivable                                                         (503,000)          (19,000)
           Accounts payable and accrued expenses                                            124,000           678,000
           Other liabilities                                                              1,933,000        (1,463,000)
         Other, net                                                                         920,000           336,000
                                                                                            -------           -------
           Net cash provided by (used in) operating activities                          (16,789,000)       12,810,000
                                                                                         -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment for leasing                                                    (7,226,000)      (11,041,000)
   Proceeds from sale of equipment under operating leases                                 3,701,000        14,717,000
   Other                                                                                   (260,000)         (119,000)
                                                                                          ---------         ---------
     Net cash provided by (used in) investing activities                                 (3,785,000)        3,557,000
                                                                                          ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                                           28,453,000        10,511,000
   Proceeds from issuance of subordinated debentures                                     13,800,000              --
   Payment of debt issue costs                                                           (1,560,000)             --
   Proceeds from issuance of discounted lease rentals                                       692,000         4,700,000
   Principal payments on notes payable                                                  (17,855,000)      (13,867,000)
   Payments on discounted lease rentals                                                  (3,806,000)      (18,320,000)
   Principal payments on subordinated debentures                                            (39,000)         (753,000)
   Proceeds from exercise of stock options and warrants                                     293,000           467,000
                                                                                            -------           -------
     Net cash provided by (used in) financing activities                                 19,978,000       (17,262,000)
                                                                                         ----------      ------------
Net increase (decrease) in cash and cash equivalents                                       (596,000)         (895,000)

Cash and cash equivalents at beginning of year                                            1,865,000         2,760,000
                                                                                          ---------         ---------
Cash and cash equivalents at end of year                                                 $1,269,000        $1,865,000
                                                                                          ---------         ---------
                                                                                          ---------         ---------




The accompanying notes are an integral part of the consolidated financial statements.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION:

PDS Financial Corporation and subsidiaries (the "Company") engages in the leasing and financing of gaming equipment and supplying reconditioned gaming devices to casino operators. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. In 1997, the Company established PDS Slot Source, its reconditioned gaming device sales and distribution division, to compliment its leasing and financing activities.

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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts. The Company has cash in checking and savings accounts at various banks. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998 and 1997, the Company's uninsured checking and savings account balances totaled approximately $1.1 million and $1.4 million, respectively.

LEASE ACCOUNTING:

Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", requires that the Company account for its leases by the operating, direct finance or sales-type method. Operating leases are defined as those leases in which substantially all of the benefits and risks of ownership of the leased asset remain with the Company. Direct finance and sales-type leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the asset to the lessee. Sales-type leases also include dealer profit. After the inception of a lease, the Company may engage in discounting or selling of lease payments to reduce or recover its cash investment in the asset. The methods of accounting for leases and the financial reporting effects of subsequent transactions are described below.

OPERATING LEASES. Lease revenue consists of monthly rentals and is reflected in the consolidated income statement as "Rental revenue on operating leases". The cost of equipment is recorded as - "Equipment under operating leases" in the consolidated balance sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue and depreciation are recorded evenly over the life of the lease.

DIRECT FINANCE AND SALES-TYPE LEASES. Profit recognition under these two accounting methods is similar, except that the sales-type classification also gives rise to dealer profit. This results when the Company leases equipment purchased at a discount that is not available to the lessee, or reconditioned games that have a manufacturing profit. Under the sales-type method, dealer profit is recognized at lease inception as the difference between "Revenue from sales-type leases" and "Sales-type lease" costs. "Revenue from sales-type leases" consists of the present value of future minimum lease payments. "Sales-type lease" costs consists of the equipment carrying value, less the present value of its unguaranteed residual value, if any. For direct finance leases, the present value of both the future minimum lease payments and residual values, if any, are recorded in the consolidated balance sheet as " Direct finance leases." Interest income from these leases is recognized as a constant percentage return on asset carrying values and is reflected in the consolidated income statement as "Finance income."

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EQUIPMENT HELD FOR SALE OR LEASE:

Equipment held for sale or lease, which consists primarily of gaming devices, is valued at the lower of specific unit cost or net realizable value.

INITIAL DIRECT COSTS:

Initial direct costs related to direct finance leases, operating leases, and notes receivable are capitalized and recorded in the consolidated balance sheet as part of the related asset and are amortized over the term of the agreement using the effective interest method.

RESIDUAL VALUES

Residuals values, representing the estimated value of the asset at the expiration of the lease, are recorded on a net present value basis at the inception of each direct finance lease originated by the Company. The Company periodically reviews residuals for possible impairment to ensure that they are appropriately valued.

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

DEBT ISSUANCE COSTS:

All direct costs incurred in obtaining interest-bearing debt are capitalized and included in "Other assets, net" in the consolidated balance sheet, and are amortized over the term of the underlying financing agreement using the interest method.

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

INCOME TAXES:

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined from the differences in the financial reporting and tax bases of assets and liabilities using enacted tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is composed of the taxes payable for the period and the net change during the period in deferred tax assets and liabilities.

EQUIPMENT SALES:

Revenue is recognized when title to the equipment is transferred to the customer. This occurs generally upon shipment of reconditioned gaming devices to customers or upon a customers' exercise of their purchase option for equipment under operating leases.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FEE INCOME:

Fee income includes gross profit from the sale to third parties of the Company's interest in notes receivable and direct finance leases. Upon sale, the Company records fee income equal to the difference between the sale price and the carrying value of the related asset. Fee income also includes commissions earned for arranging financing between unrelated parties.

EARNINGS PER SHARE:


The Company calculated basic and diluted earnings per share as follows for the years ended December 31.


                                                            1998                      1997
                                                            ----                      ----
Net income, basic                                         $356,000                   $942,000
Interest expense on convertible
     subordinated debentures, net of tax                      --                       86,000
                                                            ------                     ------
Net income, diluted                                       $356,000                  1,028,000
                                                          --------                 ----------
                                                          --------                 ----------

Weighted average shares outstanding:
     Basic (weighted average shares outstanding)         3,611,000                  3,184,000
     Effect of dilutive options                            155,000                    137,000
     Effect of dilutive warrants                            18,000                         --
     Effect of convertible subordinated
         debentures                                           --                      299,000
                                                            ------                    -------
     Diluted                                             3,784,000                  3,620,000
                                                          --------                 ----------
                                                          --------                 ----------
Per share amounts:
     Basic                                                   $0.10                      $0.30
     Diluted                                                 $0.09                      $0.28


Options to purchase 244,500 shares of common stock, and warrants to purchase and 740,000 shares of common stock were not included in the computation of diluted earnings per share for 1998, because the exercise price was greater than the average market price of the common stock. The weighted average exercise price for these options and warrants was $8.33 and $12.25, respectively, as of December 31, 1998. These options and warrants expire at various dates through 2008.

DEFERRED FUNDS

Deferred funds consists of amounts owed to equipment vendors for equipment the Company has purchased and placed on lease, and generally represents amounts not yet funded through the Company's various credit facilities.

RECLASSIFICATIONS

Certain amounts as previously reported have been re-classified to conform to current year presentation.

RECENT ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, a new standard for reporting segment information in financial statements. The new standard is effective for the Company's annual financial statements in 1998. During 1998 the Company's Chief Executive Officer and the Company's Executive Committee evaluated the results of the Company as one reporting segment. In January 1999 the Company's Executive Committee adopted a business plan for 1999 which identifies two business segments, finance and reconditioned game sales. Therefore, beginning in 1999 the Company will include segment disclosures.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

BALANCE SHEET INFORMATION:


                                                                     1998                      1997
                                                                     ----                      ----
Accounts receivable, net:
     Accounts receivable                                         $1,408,000                $2,030,000
     Allowance for doubtful accounts                                (73,000)                 (315,000)
                                                                   --------                 ---------
                                                                 $1,335,000                $1,715,000
                                                                 ----------                ----------
                                                                 ----------                ----------

Other assets, net:
     Property and equipment, net                                   $744,000                  $779,000
     Prepaid expense                                                752,000                   274,000
     Debt issuance costs, net                                     1,339,000                   266,000
     Licensing costs, net                                           103,000                   133,000
     Investments and other                                          517,000                   373,000
                                                                    -------                   -------
                                                                 $3,455,000                $1,825,000
                                                                 ----------                ----------
                                                                 ----------                ----------
Accounts payable and accrued expenses:
     Trade payables                                              $1,117,000                $1,107,000
     Accrued interest payable                                       562,000                   286,000
     Other accrued expenses                                         456,000                   701,000
                                                                    -------                   -------
                                                                 $2,135,000                $2,094,000
                                                                 ----------                ----------
                                                                 ----------                ----------
Other liabilities:
     Lessee deposits                                             $1,288,000                  $754,000
     Other                                                        1,575,000                   176,000
                                                                  ---------                   -------
                                                                 $2,863,000                  $930,000
                                                                 ----------                ----------
                                                                 ----------                ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                     1998                      1997
                                                                     ----                      ----
Cash paid during the year for:
     Interest                                                    $4,260,000                $4,394,000
     Income taxes, net of refunds received                          446,000                    24,000
Significant non-cash financing and investing activities:
     Increase in deferred funds for pending transactions         13,427,000                   775,000
     Increase in notes payable for cash held in escrow            3,166,000                        --
     Increase in notes payable for purchase of
         equipment for leasing                                      207,000                 7,636,000
     Increase in notes payable for purchase of
         notes receivable                                           103,000                12,197,000
     Operating leases converted to direct finance
         leases upon exercise of purchase options                   456,000                 2,676,000
     Exchange of notes receivable and purchased
         residuals for equipment for leasing and
         the assumption of discounted lease rentals                      --                 5,745,000
     Exchange of notes receivable, direct finance
         leases and related discounted lease rentals
         for inventory for sale or lease                                 --                 5,332,000
     Conversion of subordinated debentures into
         common stock                                                50,000                 1,020,000
     Reclassifications of equipment held for sale to
         equipment under operating or direct finance
         leases                                                   1,568,000                       --
     Origination of  notes receivable for sale of equipment
         and direct finance receivables                           5,056,000                       --


                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NOTES RECEIVABLE

Notes receivable consists of the following as of December 31,:


                                                                     1998                           1997
                                                                     ----                           ----

Notes receivable, due in varying monthly installments,
   effective interest at rates from 8.5% to 15.3%, through
   September 2002, collateralized by casino related
   equipment and furnishings                                      $23,535,000                   $4,424,000
Other                                                                  51,000                           --
Unamortized discounts                                                (363,000)                          --
                                                                    ---------              ---------------

                                                                   23,223,000                    4,424,000
Impairment allowance                                               (1,000,000)                  (1,000,000)
                                                                  -----------                  -----------
                                                                   22,223,000                    3,424,000
Allowance for uncollectible accounts                                 (345,000)                    (283,000)
                                                                    ---------                    ---------
                                                                  $21,878,000                   $3,141,000
                                                                  -----------                  -----------
                                                                  -----------                  -----------

Included in the notes receivable balances above is one loan for which an impairment allowance for the full amount of the loans has been recognized. Changes in the allowance for uncollectible receivables, including the impairment allowance, are as follows:


                                                                     1998                           1997
                                                                     ----                           ----
Balance, beginning of year                                         $1,283,000                   $6,404,000
                                                                   ----------                   ----------
   Charge-offs                                                             --                   (5,500,000)
   Recoveries                                                          12,000                       66,000
                                                                    ---------                    ---------
Net recoveries (charge-offs)                                           12,000                   (5,434,000)
   Provision for uncollectible accounts                                50,000                      313,000
                                                                    ---------                     --------
Balance, end of year                                               $1,345,000                   $1,283,000
                                                                    ---------                    ---------
                                                                    ---------                    ---------


The estimated fair value of notes receivable approximates their carrying value. The fair value is estimated using discounted cash flow analysis with interest rates currently being offered by the Company for notes with similar terms and credit risk.

Scheduled principal maturities for notes receivable based upon the terms noted above are as follows at December 31, 1998:

Year Ending December 31,
------------------------
         1999                                        7,747,000
         2000                                        6,759,000
         2001                                        6,350,000
         2002                                        1,367,000
                                                     ---------
         Total                                     $22,223,000
                                                   -----------
                                                   -----------


4. NET INVESTMENT IN LEASING OPERATIONS

Equipment under operating leases consists principally of gaming equipment the Company leases for periods ranging from 6 to 48 months, at which time the lessee generally has the right to purchase the property at fair value. The Company may discount the lease rentals with a financial institution. The components of the net investment in equipment under operating leases are as follows:

                                                                     1998                        1997
                                                                     ----                        ----
Operating leased assets                                           $34,482,000                  $23,774,000
Less accumulated depreciation                                      (6,731,000)                  (5,446,000)
                                                                   -----------                  -----------
                                                                  $27,751,000                  $18,328,000
                                                                   -----------                  -----------
                                                                   -----------                  -----------


                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of net investment in direct finance leases are as follows as of December 31,:

                                                                     1998                        1997
                                                                     ----                        ----
Minimum lease payments receivable:
     To be received by the Company                                $11,513,000                   $7,432,000
     To be received by the Company and
       to be remitted to a financial institution                           --                       17,000
     Unearned income                                              (1,830,000)                  (1,458,000)
     Allowance for uncollectible receivables                         (15,000)                     (15,000)
                                                                   ----------                   ----------
                                                                   $9,668,000                   $5,976,000
                                                                   ----------                   ----------
                                                                   ----------                   ----------

At December 31, 1998, future minimum lease payments to be received by the Company on nondiscounted operating and direct finance leases are as follows:

Year Ending December 31,                                    Operating Leases            Direct Finance Leases
------------------------                                    ------------------          ---------------------
     1999                                                          $8,694,000                   $4,022,000
     2000                                                           7,848,000                    3,688,000
     2001                                                           5,729,000                    3,007,000
     2002                                                           2,581,000                      796,000
                                                                    ---------                      -------
                                                                   24,852,000                   11,513,000
                                                                   ----------                   ----------
                                                                   ----------                   ----------

See Note 5 for a summary of operating lease payments that have been discounted with financial institutions.

5. DISCOUNTED LEASE RENTALS

The Company pledges lease rental receivables and the related underlying assets as collateral for borrowings from financial institutions pursuant to certain transactions that do not qualify for sale treatment. The resulting borrowing is classified as discounted lease rentals in the accompanying consolidated balance sheet. In the event of a default by a lessee, the financial institution has a first lien on the underlying leased asset, with no further recourse against the Company. As lessees make payments to the Company, "Rental revenue on operating leases" is recorded. When the corresponding payment is made to the financial institution, the Company recognizes interest expense and a reduction in the principal outstanding under the discounted lease obligation, utilizing the interest method.

Future minimum lease payments and interest expense on leases that have been discounted as of December 31, 1998 are as follows:

                                                                  Operating         Discounted Lease         Future
Year Ending December 31,                                            Leases             Rentals          Interest Expense
-------------------------                                           -------            --------         ----------------
     1999                                                          $769,000            $722,000               $47,000
     2000                                                            86,000              84,000                 2,000
                                                                     ------              ------                 -----
                                                                   $855,000            $806,000               $49,000
                                                                   --------            --------               -------
                                                                   --------            --------               -------

Interest expense on discounted lease rentals totaled $274,000 and $1,976,000 in 1998 and 1997, respectively. At December 31, 1998, the effective interest rates on discounted lease rentals ranged from 8.7% to 10.5%.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. BORROWINGS

NOTES PAYABLE AND REVOLVING LINES OF CREDIT:

The Company borrows funds in order to finance the origination or purchase of certain leases, notes receivable and for the purchase of equipment held for sale or lease. Such borrowings are generally collateralized by the cash flow stream of the lease or note receivable funded, and the related equipment. Certain of the borrowings have recourse to the Company.

Notes payable consists of the following:


Recourse:                                                            1998                           1997
                                                                     ----                           ----
Notes payable to banks, due either on demand or
   in 1999 through 2000, interest at the prime rate
   (7.2% at December 31, 1998) plus 1% collateralized by
   certain equipment under operating leases, equipment
   held for sale or lease and accounts receivable                  $3,701,000                   $3,489,000

Notes payable to financial institutions, due in 1999 through
   2002, interest at 7.1% to 12.0%, collateralized by certain notes receivable, equipment under operating leases and
   direct finance leases                                           16,919,000                    4,866,000

Notes payable to manufacturers/distributors due in 1999
   through 2001, interest at 8.8% to 14.0% collateralized by
   certain notes receivable, equipment under operating leases
   and direct finance leases                                       11,486,000                    9,012,000

Other                                                                  36,000                      203,000
                                                                       ------                     --------
  Total recourse                                                   32,142,000                   17,570,000

Non-recourse:
Notes payable to financial institutions, due in 1999 through
   2002, interest at 8.7% to 11.0%, collateralized by certain notes receivable and equipment under operating
   and direct finance leases                                        3,059,000                           --

Notes payable to manufacturers/distributors due in 1999
   through 2001, interest at 8.0% to 10.0%, collateralized by certain equipment under operating leases and direct
   finance leases                                                   2,872,000                    4,088,000

Other                                                                      --                      149,000
                                                                 ------------                  -----------
  Total non-recourse                                                5,931,000                    4,237,000
Less unamortized discounts                                         (1,374,000)                    (280,000)
                                                                 ------------                  -----------
                                                                  $36,699,000                  $21,527,000
                                                                 ------------                  -----------
                                                                 ------------                  -----------


The Company's has revolving credit and working capital facilities aggregating $50 million at December 31, 1998. Advances under these agreements with banks and financial institutions were approximately $11.7 million at December 31, 1998, which are included in the recourse debt balances in the above table. The revolving credit agreements contain covenants which restrict the payment of dividends and require, among other things, the Company to maintain a minimum net worth and certain debt to net worth and cash flow ratios, as defined. The Company is in compliance with these debt covenants at December 31, 1998. Borrowings under a $1 million working capital loan are guaranteed by the principal stockholder of the Company.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



CONVERTIBLE SUBORDINATED DEBENTURES:

In 1993, the Company issued unsecured Convertible Subordinated Debentures (the Debentures). The Debentures were convertible into shares of common stock of the Company using a per share conversion price of $4.25. During 1997 and 1998, approximately $1,020,400 and $50,000 of Debentures were converted into 240,220 and 11,810 shares of common stock, respectively. During 1998 the final $39,000 of Debentures were redeemed by the Company.

SUBORDINATED NOTES:

In May 1998, the Company issued $13,800,000 of 10% Senior Subordinated Notes due on July 1, 2004 (the Subordinated Notes), which included 690,000 detachable stock purchase warrants with an exercise price of $12.25. Interest is payable quarterly. Pursuant to the terms of the Indenture, beginning July 1, 2000, a total of $2.1 million of Subordinated Notes will be randomly selected each year for mandatory redemption. In addition to mandatory redemptions, the Company may also redeem the Subordinated Notes, in part or in full, at any time at par plus accrued interest and any premium, if applicable. The entire unpaid principal balance and unpaid interest thereon, is due and payable on July 1, 2004.

Principal maturities of notes payable, credit facilities and subordinated notes are as follows at December 31, 1998:

Year Ending December 31,
------------------------
     1999                                                   $21,294,000
     2000                                                    13,740,000
     2001                                                     6,766,000
     2002                                                     2,483,000
     2003                                                     2,070,000
     Thereafter                                               5,520,000
                                                              ---------
                                                            $51,873,000
                                                            -----------
                                                            -----------


The Company estimates that the fair value of its borrowings approximates the carrying value.

7. INCOME TAXES

The following summarizes the deferred tax accounts included in the Company's Consolidated Balance Sheet at December 31:



                                                                      1998            1997
                                                                      ----            ----
Deferred tax assets:
     Net operating loss carry forward                              $1,502,000     $1,554,000
     Asset valuation allowances                                       279,000        251,000
     Other, net                                                       119,000        153,000
                                                                      -------        -------
  Total deferred tax assets                                         1,900,000      1,958,000
Deferred tax liabilities:
     Lease transactions                                            (1,317,000)    (1,076,000)
     Other                                                                 --        (77,000)
                                                                    ---------        --------
  Total deferred tax liabilities                                   (1,317,000)    (1,153,000)

Net deferred tax assets                                              $583,000       $805,000
                                                                    ---------        --------
                                                                    ---------        --------


The net operating loss carryforward will be an available deduction from future taxable income through 2009. Realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized and therefore no valuation allowance is deemed necessary.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summarizes the provision for income taxes for the years ended December 31:

                                                                       1998                 1997
                                                                       ----                 ----
Current                                                              $(22,000)            $130,000
Deferred                                                              241,000              447,000
                                                                      -------              -------
   Provision for income taxes                                        $219,000             $577,000
                                                                     --------             --------
                                                                     --------             --------


The difference between the federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:

                                                                       1998                 1997
                                                                       ----                 ----
Income taxes at federal statutory rate                               $196,000             $517,000
State income taxes, net of federal benefit                             12,000               31,000
Other, net                                                             11,000               29,000
                                                                       ------               ------
   Provision for income taxes                                        $219,000             $577,000
                                                                     --------             --------
                                                                     --------             --------

In 1994, the Company entered into a tax indemnification agreement with its then sole stockholder under which the Company will indemnify the stockholder for certain tax liabilities, if any, that may arise with respect to the Company's operations during the period in which it was an S corporation, prior to 1994.

8. STOCKHOLDERS' EQUITY

STOCK OPTION PLAN:

The Company established the 1993 Stock Option Plan (the Plan) to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors (the Committee). The Plan provides that options granted thereunder may be either incentive stock options (ISOs) or nonqualified stock options. At December 31, 1997, the maximum number of shares of common stock available for grant under the Plan was 1,100,000. In May 1998, a majority of the Company's shareholders approved a proposal to increase the maximum number of shares available for issuance under the Plan to 1,350,000.

Options may have a maximum term of up to ten years. The exercise price of ISOs granted under the Plan must be at least equal to the fair value of the common stock on the date of grant. The exercise price of nonqualified options must be at least equal to 85% of the fair value of the common stock on the date of grant. If an option expires, terminates or is canceled, the shares not purchased thereunder become available for additional option awards under the Plan. The Plan expires on April 1, 2003. Newly elected non-employee directors of the Company receive an initial grant of non-qualified options to purchase 10,000 shares of common stock upon election to the Board.

Option activity is summarized as follows:

                                                 Options                          Weighted Average
                                                Available for      Options         Exercise Price
                                                   Grant         Outstanding         Per Share
                                                   -----         ------------        ---------
Balances, December 31, 1996                        438,000         547,000             $3.22
                                                   -------         -------             -----
     Granted                                      (178,500)        178,500              3.66
     Exercised                                         --         (163,500)             2.86
     Cancelled                                       9,500          (9,500)            3.08
                                                     -----          -------            -----
Balances, December 31, 1997                        269,000         552,500              3.47
     Increase in number of shares available        250,000            --                --
     Granted                                      (341,000)        341,000              7.65
     Exercised                                          --         (71,500)             3.96
     Cancelled                                      53,000         (53,000)             5.20
                                                    ------         --------             ----
Balances, December 31, 1998                        231,000         769,000             $5.16
                                                    ------         --------             ----
                                                    ------         --------             ----

Options exercisable at December 31, 1998                           253,000             $3.15
                                                                   --------            -----
                                                                   --------            -----

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock options outstanding at December 31, 1998:

                                                   Options Outstanding                             Options Exercisable
                                                   -------------------                             -------------------
                                             Number of    Weighted Average                Number of   Weighted Average
                                             Options         Remaining                     Options        Remaining
     Range of Exercise Prices               Outstanding    Contractual Life              Outstanding  Contractual Life
     ------------------------               -----------    ----------------              -----------  ----------------
            $1.00 - $2.50                      95,500              6.8                      53,300           6.8
            $2.51 - $5.00                     391,500              7.0                     198,400           5.4
            $5.01 - $7.50                      88,500              9.3                          --            --
           $7.50 - $10.05                     193,500              9.4                       1,300           8.9
                                              -------                                        -----
                                              769,000                                      253,000
                                              -------                                      -------
                                              -------                                      -------


At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.63 - $10.04, and 7.8 years, respectively.

The Company utilizes the intrinsic value method for its stock option plan. Had the Company used the fair value-based method of accounting for the Plan beginning in 1995 and charged compensation expense against income, over the vesting period, based on the fair value of options at the date of grant, net income and net income per share for 1998 and 1997 would have been adjusted to the following pro forma amounts:

                                                                     1998            1997
                                                                     ----            ----
Net income, basic
     As reported                                                   $356,000         $942,000
     Pro forma                                                        4,000          879,000
Net income per share, basic
     As reported                                                      $0.10             $.30
     Pro forma                                                         0.00             0.28
Net income, diluted
     As reported                                                   $356,000        1,028,000
     Pro forma                                                        4,000          964,000
Net income per share, diluted
     As reported                                                      $0.09            $0.28
     Pro forma                                                         0.00             0.27

The pro forma information above only includes stock options granted after December 31, 1994. Pro forma compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

The weighted-average grant-date fair value of options granted was $2.57 and $2.35 per option for 1998 and 1997, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

Risk-free interest rate                                                5.2%
Expected life                                                       5 years
Expected volatility                                                     60%
Expected dividends                                                       0

PREFERRED STOCK:

The Company's Articles of Incorporation, as amended, authorize the issuance of 2,000,000 shares of preferred stock, par value $0.01 per share. The rights, preferences and privileges of the authorized preferred shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WARRANTS:

In 1994, the Company issued warrants (the "IPO Warrants") to purchase up to 170,000 shares of its common stock to the underwriter in connection with the initial public offering of its common stock and a certain lender in connection with bridge note financing. The warrants are exercisable into common stock at $6.00 per share, expire in 1999 and have a cash-less exercise provision. During 1998, a total of 121,500 warrants were surrendered to the Company resulting in proceeds to the Company of $15,000 and issuance of approximately 45,700 shares of common stock. At December 31, 1998, 46,700 of the IPO Warrants remain outstanding.

In 1998, the Company issued 690,000 detachable stock purchase warrants as part of the Subordinated Notes offering. These warrants have an exercise price of $12.25 per share, expire in 2003, are exercisable beginning on May 4, 1999 and are listed on the Nasdaq National Market under the symbol PDSFW. The Company also issued a warrant to purchase 50,000 shares of common stock to the underwriter for the Subordinated Notes offering, and such warrants have the same terms as the warrants described in the preceding sentence, except that such warrants are exercisable beginning on May 4, 2000. The Company valued these warrants at a total of $740,000, of which $690,000 was treated as a debt discount, and $50,000 as deferred debt issue costs, with a corresponding entry to additional paid in capital.

In October 1998, the Company issued warrants to purchase 181,700 shares of common stock to a financial institution in partial consideration for the approval of a $25 million revolving line of credit. These warrants have an exercise price of $4.66 per share, expire in 2003 and were exercisable as of October 1998. The Company valued these warrants at a total of $363,400, which was treated as deferred debt issue costs, with a corresponding entry to additional paid in capital.

9. EMPLOYEE MATTERS

BENEFIT PLAN:

The Company maintains a contributory defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code (IRC) and covers employees who meet certain age and service requirements subject to IRC limits. Employee contributions are limited to 10% of their compensation. Company contributions are at the discretion of the Board of Directors up to 5% of the individual employee earnings. The Company's contributions to the plan in 1998 and 1997 were approximately $29,000 and $27,000 respectively.

EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with its five officers for periods ranging from one to five years. Each of the agreements contain noncompete clauses which continue from one to two years following termination of employment. The agreements, among other things, provide for initial base salaries, benefits and payment of both performance and discretionary bonuses. The agreements are automatically extended for additional one-year periods unless notice of nonextension is given.

10. SIGNIFICANT CUSTOMERS

Significant customer activity as a percent of the Company's total revenues in 1998 and 1997 is summarized as follows:

                                           Percent of Revenues
                                          1998              1997
                                          ----              ----
Customer A                                 20%               --
Customer B                                 16%               --
Customer C                                 19%              11%
Customer D                                  --              37%
Customer E                                  6%              18%


                      PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS

The Company leases office and reconditioning space under terms of various noncancelable operating leases expiring through 2004. The agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of the operating expenses. A portion of the office space has been subleased under an agreement expiring in April 1999. Net rent expense was approximately $470,000 in 1998 and $305,000 in 1997.

Net future minimum lease payments under these leases are as follows:

Year Ending December 31,
------------------------
     1999                                                      $479,000
     2000                                                       476,000
     2001                                                       488,000
     2002                                                       525,000
     2003                                                       540,000
     Thereafter                                                 554,000
                                                                -------
                                                             $3,062,000
                                                             ----------
                                                             ----------


                  INDEX TO EXHIBITS

Exhibit No.
------------
21.1              Subsidiaries of the Registrant
23.1              Consent of Independent Accountants
27.1              Financial Data Schedule for the year ended
                  December 31, 1998 (for electronic filing only)
99.1              Cautionary Statements