Form 10KSB/A
period 1998-12-31
PDS FINANCIAL CORP
filed 1999-04-26
CIK 921438

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

                                ----------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.:  0-23928

                             PDS FINANCIAL CORPORATION
                   ----------------------------------------------
                   (Name of Small Business Issuer in its Charter)


               Minnesota                          41-1605970
     -------------------------------           ------------------
     (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)            Identification No.)


                    6171 McLeod Drive, Las Vegas, Nevada  89120
            -----------------------------------------------------------
            (Address of Principal Executive Office, Including ZIP Code)


                                   (702) 736-0700
                 ------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
                                                                 $.01 par value
                                                                 Common Stock
                                                               Purchase Warrants
                                                               -----------------
                                                               (Title of Class)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]    No [ ]

Check whether there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $36,015,000

The aggregate market value of voting stockheld by nonaffiliates of the Issuer on March 22, 1999, was $5,256,000.

The number of shares outstanding of the Issuer's only class of common stock on March 22, 1999, was 3,648,211.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III.

     PDS Financial Corporation hereby amends its Annual Report of Form 10KSB for the year ended December 31, 1998 to (i) restate whether no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB and (ii) restate Item 13(a) to replace the employment agreement between the Registrant and Johan Finley filed as Exhibit 10.5 to the Form 10-KSB with the employment agreement between the Registrant and Johan Finley attached hereto as Exhibit 10.5 and to file a power of attorney as Exhibit 24.1.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)       EXHIBITS

     The following exhibits are included with this Annual Report on Form
10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
Incorporated by Reference:
    3.1      Amended and Restated Articles of Incorporation(4)
    3.2      Articles of Amendment to Articles of Incorporation(4)
    3.3      Articles of Amendment to Articles of Incorporation(4)
    3.4      Articles of Amendment of Amended and Restated Articles of
             Incorporation(4)
    3.5      Bylaws of the Registrant (1)
    4.1      Specimen of Common Stock Certificate
    4.3      Form of Warrant to Purchase 25,000 Shares of Common Stock, dated
             December 15, 1994, issued to Miller & Schroeder Investments
             Corporation(2)
    4.4      Form of Warrant to Purchase 145,000 Shares of Common Stock, dated
             May 24, 1994 (2)
   10.1      Industrial Real Estate Lease dated April 29, 1997, between the
             Registrant, as Tenant, and Patrick Commerce Center, LLC, as
             Landlord (4)
   10.2      1993 Stock Option Plan, as amended (1)
   10.3      Form of Incentive Stock Option Agreement (1)
   10.4      Form of Non-Qualified Stock Option Agreement
   10.7      Employment Agreement between the Registrant and Robert M. Mann (3)
   10.8      Employment Agreement between the Registrant and Peter D. Cleary (3)
   10.9      Employment Agreement between the Registrant and Lona M. B. Finley
  10.10      Employment Agreement between the Registrant and Steven M. Des
             Champs (6)
  10.11      Form of Tax Indemnification Agreement between the Registrant and
             Johan P. Finley (1)
  10.12      Revolving Credit and Security Agreement, dated April 9, 1997 between BNY Financial Corporation as Lender and as Agent and the
             Registrant and PDS Financial Corporation-Nevada as Borrowers  (4)
  10.13      Loan and Security Agreement, dated October 29, 1998 between Heller
             Financial, Inc., as Lender and the Registrant as Borrower (6)
  10.14      Loan and Security Agreement, dated October 29, 1998 between Heller
             Financial, Inc., as Lender and PDS Financial Corporation-Nevada, as
             Borrower (6)
  10.15      Master Loan Agreement by and among the Registrant, PDS Financial
             Corporation - Nevada and Miller & Schroeder Investments
             Corporation, date May 26, 1998 (5)
  10.16      Master Loan Agreement by and among the Registrant, PDS Financial
             Corporation - Nevada and Miller & Schroeder Investments
             Corporation, date December 15, 1998 (6)
  10.17      Loan Agreement, dated August 5, 1998 between U.S. Bank, as Lender and the Registrant as Borrower (5)
  10.18      Agreement between the Registrant and David R. Mylrea (4)


-------------------

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

   (5) Incorporated by reference to the Registrant's previously filed Form 10-QSB for the quarter ended June 30, 1998
   (6) Incorporated by reference to the Registrant's previously filed post effective amendment on Form S-3 to Form SB-2 Registration Statement No. 33-49199

Exhibits Submitted Herewith:

   10.5   Employment Agreement between the Registrant and Johan P. Finley
  *21.1   Subsidiaries of the Registrant
  *23.1   Consent of Independent Accountants
   24.1   Power of Attorney
  *27.1   Financial Data Schedule for the year ended December 31, 1998
  *99.1   Cautionary Statements

    (b)   REPORTS ON FORM 8-K.

The Registrant did not file any reports on Form 8-K for the quarter ended December 31, 1998.

*    Filed previously.

                                  SIGNATURES

     Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PDS FINANCIAL CORPORATION


                                       By /s/ Johan P. Finley
                                          ---------------------------
                                          Johan P. Finley
                                          Chief Executive Officer


Date: April 21, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 1999.


           Name                                Title
           ----                                -----

By /s/ Johan P. Finley                Chairman of the Board,
   --------------------------         Chief Executive Officer,
   Johan P. Finley                    President and Director
                                      (Principal Executive Officer)

By /s/ Steven M. Des Champs           Chief Financial Officer
   --------------------------         (Principal Financial & Accounting Officer)
   Steven M. Des Champs


By              *                     Director
   --------------------------
   Peter D. Cleary

By              *                     Director
   --------------------------
   Joel M. Koonce


By                                    Director
   --------------------------
   James L. Morrell


By              *                     Director
   --------------------------
   Lona M.Finley


By                                    Director
   --------------------------
   Charles R. Patterson


*  /s/ Johan P. Finley
   --------------------------
   Attorney in Fact

                                 EXHIBIT INDEX

Exhibit Number       Description
--------------       -----------
   10.5              Employment Agreement between the Company and
                     Johan P. Finley
   24.1              Power of Attorney
