Form 10-Q
period 1999-03-31
PDS FINANCIAL CORP
filed 1999-05-17
CIK 921438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        OR

         [   ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                   6171 MC LEOD DRIVE, LAS VEGAS, NEVADA 89120
                    (Address of principal executive offices)

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

Yes    X       No
      ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

            Class                   Outstanding as of April 30, 1999
            -----                   --------------------------------
Common Stock, $.01 par value               3,648,211 shares

                            PDS FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page
                                                                           ----

         Condensed Consolidated Balance Sheet (Unaudited)
              As of March 31, 1999 and December 31, 1998                     3

         Condensed Consolidated Statement of Income and Comprehensive
              Income for the Three Months Ended March 31, 1999
              and 1998 (Unaudited)                                           4

         Condensed Consolidated Statement of Cash Flows for the
              Three Months Ended March 31, 1999 and 1998 (Unaudited)         5

         Notes to Condensed Consolidated Financial Statements (Unaudited)    6

         Report of Independent Accountants                                   8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         12


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   14

                 PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,        December 31,
ASSETS                                                                     1999              1998
                                                                           ----              ----
                                                                       (Unaudited)
Cash and cash equivalents                                                 $107,000        $1,269,000
Restricted cash                                                              1,000         3,166,000
Accounts receivable, net                                                 3,157,000         1,335,000
Notes receivable, net                                                   22,066,000        21,878,000
Net investment in leasing operations:
     Equipment under operating leases, net                              29,338,000        27,751,000
     Direct finance leases                                              11,092,000         9,668,000
Equipment held for sale or lease                                         8,063,000        10,002,000
Deferred income taxes                                                      583,000           583,000
Other assets, net                                                        3,831,000         3,977,000
                                                                         ---------         ---------
     Total assets                                                      $78,238,000       $79,629,000
                                                                       -----------       -----------
                                                                       -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   $1,855,000        $2,135,000
Deferred funds for pending transactions                                  4,234,000        13,427,000
Discounted lease rentals                                                   632,000           806,000
Notes payable                                                           45,609,000        36,699,000
Subordinated debentures, net                                            13,204,000        13,165,000
Other liabilities                                                        2,011,000         2,863,000
                                                                         ---------         ---------
     Total liabilities                                                  67,545,000        69,095,000

Stockholders' equity:

Common stock, $.01 par value, 20,000,000 shares authorized,
     3,648,211 and 3,648,211 shares issued and outstanding
     March 31, 1999 and December 31, 1998, respectively                     36,000            36,000
Additional paid-in capital                                              11,268,000        11,268,000
Accumulated other comprehensive income                                          --           (25,000)
Retained earnings (accumulated deficit)                                   (611,000)         (745,000)
                                                                          --------          --------
     Total stockholders' equity                                         10,693,000        10,534,000
                                                                        ----------        ----------
     Total liabilities and stockholders' equity                        $78,238,000       $79,629,000
                                                                       -----------       -----------
                                                                       -----------       -----------



See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                                 (UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                                         1999             1998
                                                                         ----             ----
Revenues:
   Equipment sales                                                   $1,286,000        $6,124,000
   Revenue from sales type leases                                     1,015,000              --
   Rental revenue on operating leases                                 2,545,000         1,981,000
   Fee income                                                         1,074,000         1,025,000
   Finance income                                                       936,000           320,000
                                                                        -------           -------
     Total revenues                                                   6,856,000         9,450,000

Costs and expenses:
   Equipment sales                                                    1,246,000         5,250,000
   Sales-type leases                                                    724,000              --
   Depreciation on operating leases                                   1,801,000         1,558,000
   Selling, general and administrative                                1,090,000         1,091,000
   Interest                                                           1,779,000           827,000
                                                                      ---------           -------
     Total costs and expenses                                         6,640,000         8,726,000

Income before income taxes                                              216,000           724,000

Provision for income taxes                                               82,000           275,000
                                                                         ------           -------

     Net income                                                        $134,000          $449,000
                                                                       --------          --------
                                                                       --------          --------

Other comprehensive income (loss), net of tax                                --           (19,000)
                                                                       --------          --------
     Comprehensive income                                              $134,000          $430,000
                                                                       --------          --------
                                                                       --------          --------

Earnings per share:
     Basic                                                                $0.04             $0.13
     Diluted                                                              $0.04             $0.12

Weighted average shares outstanding:
     Basic                                                            3,648,000         3,549,000
     Diluted                                                          3,657,000         3,762,000

See accompanying notes to condensed consolidated financial statements.

                     PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                            1999              1998
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $134,000          $449,000
       Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                                                    1,801,000         1,558,000
         Gain on sale of financial assets                                                  (257,000)       (1,499,000)
         Purchases and originations of notes receivable and direct finance leases        (2,487,000)       (9,913,000)
         Proceeds from:
           Sale of notes receivable and direct finance leases                                    --         4,557,000
           Collections of principal on notes receivable and direct finance leases         2,206,000           661,000
         Changes in operating assets and liabilities:
           Accounts receivable                                                             (255,000)       (2,462,000)
           Other, net                                                                         1,000           348,000
                                                                                              -----           -------
           Net cash provided by (used in) operating activities                            1,143,000        (6,301,000)
                                                                                          ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment for leasing                                                   (13,918,000)       (1,538,000)
   Proceeds from sale of equipment under operating leases                                        --             4,000
   Other, net                                                                              (100,000)          (27,000)
                                                                                        ------------       -----------
     Net cash used in investing activities                                              (14,018,000)       (1,561,000)
                                                                                        ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made from restricted cash                                                     3,165,000                --
   Proceeds from notes payable                                                           15,417,000         9,019,000
   Proceeds from issuance of discounted lease rentals                                            --           692,000
   Principal payments on notes payable                                                   (6,695,000)       (2,241,000)
   Payments on discounted lease rentals                                                    (174,000)         (775,000)
   Principal payments on subordinated debentures                                                 --           (16,000)
   Proceeds from exercise of stock options and warrants                                          --           196,000
                                                                                         ----------         ---------
     Net cash provided by financing activities                                           11,713,000         6,875,000
                                                                                         ----------         ---------
Net decrease in cash and cash equivalents                                                (1,162,000)         (987,000)

Cash and cash equivalents at beginning of period                                          1,269,000         1,865,000
                                                                                          ---------         ---------
Cash and cash equivalents at end of period                                                 $107,000          $878,000
                                                                                          ---------         ---------
                                                                                          ---------         ---------


See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 included in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a limited review of the interim financial statements included herein. Their report on such review accompanies this filing.

The condensed consolidated financial statements presented herein are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.       BORROWINGS

The Company borrows funds in order to finance the origination or purchase of certain leases and notes receivable, and for the purchase of equipment held for sale or lease. Such borrowings are generally collateralized by the cash flow stream of the lease or note receivable funded, and the related equipment. Certain of the borrowings have recourse to the Company.

Notes payable consists of the following:

                                                                   March 31,                   December 31,
Recourse:                                                            1999                          1998
                                                                     ----                          ----
Notes payable to banks, due either on demand or
   in 1999 through 2000, interest at the prime rate (7.2%
   at December 31, 1998) plus 1% collateralized by certain
   equipment under operating leases, equipment
   held for sale or lease and accounts receivable                  $2,650,000                   $3,701,000

Notes payable to financial institutions, due in 1999
  through 2002, interest at 7.1% to 12.0%, collateralized by certain notes receivable, equipment under operating leases
  and direct finance leases                                        28,354,000                   16,919,000

Notes payable to manufacturers/distributors due in 1999
   through 2001, interest at 8.8% to 14.0% collateralized by
   certain notes receivable, equipment under operating leases
   and direct finance leases                                        9,775,000                   11,486,000

Other                                                                  32,000                       36,000
                                                                   ----------                  -----------
  Total recourse                                                   40,811,000                   32,142,000
                                                                   ----------                   ----------



                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Non-recourse:
Notes payable to financial institutions, due in 1999
   through 2002, interest at 8.7% to 11.0%, collateralized
   by certain notes receivable and equipment under operating
   and direct finance leases                                        3,286,000                    3,059,000

Notes payable to manufacturers/distributors due in
   1999 through 2001, interest at 8.0% to 10.0%,
   collateralized by certain equipment under operating
   leases and direct finance leases                                 2,882,000                    2,872,000

Other                                                                      --                           --
                                                                  -----------                  ------------
  Total non-recourse                                                6,168,000                    5,931,000
                                                                    ---------                    ---------
Less unamortized discounts                                         (1,370,000)                  (1,374,000)
                                                                   ----------                   ----------
                                                                  $45,609,000                  $36,699,000
                                                                  -----------                  -----------
                                                                  -----------                  -----------


The Company has revolving credit and working capital facilities aggregating $50.0 million at March 31, 1999. Advances under these agreements with banks and financial institutions were approximately $14.5 million at March 31, 1999, which are included in the recourse debt balances in the above table.

3.       EARNINGS PER SHARE

The Company calculated basic and diluted earnings per share as follows:


                                                             Three Months Ended March 31:
                                                            1999                        1998
                                                            ----                        ----
Net income, basic                                         $134,000                   $449,000
Interest expense on convertible
    subordinated debentures, net of tax                         --                      1,000
                                                          --------                   --------
Net income, diluted                                       $134,000                   $450,000
                                                          --------                   --------
                                                          --------                   --------

Weighted average shares outstanding:
     Basic (weighted average shares outstanding)         3,648,000                  3,549,000
     Effect of dilutive options                              9,000                    174,000
     Effect of dilutive warrants                                --                     20,000
     Effect of convertible subordinated
         debentures                                           --                       19,000
                                                         ---------                  ---------
     Diluted                                             3,657,000                  3,762,000
                                                         ---------                  ---------
                                                         ---------                  ---------

Per share amounts:
     Basic                                                   $0.04                      $0.13
     Diluted                                                 $0.04                      $0.12

Options to purchase 719,000 shares of common stock, and warrants to purchase 968,000 shares of common stock were not included in the computation of diluted earnings per share for the quarter ended March 31, 1999, because the exercise price was greater than the average market price of the common stock. The weighted average exercise price for these options and warrants was $5.40 and $11.27, respectively, as of March 31, 1999. These options and warrants expire at various dates through 2008.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of PDS Financial Corporation:

         We have reviewed the accompanying condensed consolidated balance sheet of PDS Financial Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and comprehensive income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PDS Financial Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statement from which it has been derived.



PricewaterhouseCoopers LLP
Las Vegas, Nevada
April 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada , New Jersey, Colorado, Iowa, Indiana and Minnesota to provide this financing alternative. In 1997, the Company established PDS Slot Source, a reconditioned gaming device sales and distribution division, to complement its leasing and financing activities and to generate equipment sales to casino operators.

         The Company's strategy is to increase its portfolio of assets under lease, resulting in increased recurring revenues and cash flows. In addition to its leasing activities, the Company also originates note transactions, which it generally sells to institutional investors. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions.

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


ACCOUNTING FOR COMPANY ACTIVITIES

         The accounting treatment for the Company's financing activities varies depending upon the underlying structure of the transaction. The majority of the Company's equipment financing transactions are structured as either notes receivable or direct finance leases in which substantially all benefits and risks of ownership are borne by the borrower or lessee. Direct finance leases are afforded accounting treatment similar to that for notes receivable. The Company structures some of its gaming equipment financings as operating leases, under which the Company retains substantially all of the benefits and risks of ownership. However, certain of its gaming equipment transactions are structured as direct finance and sales-type leases. Consistent with the Company's strategy to increase its leasing activities, the 1998 and 1999 originations involve a greater mix of operating leases, which generate revenues throughout the lease term, as opposed to notes or direct finance leases, which generate revenues primarily upon sale.

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

    FEE INCOME. The Company funds much of the direct finance lease and note transactions it originates through a sale of such transactions (i.e., the sale of all of the Company's right, title and interest in the future payment stream from the related leases or notes). A sale may occur simultaneously with the origination or several months thereafter. At the time of sale, the Company records fee income equal to the difference between the selling price and the carrying value of the related financial asset. The calculation of fee income reflects many factors, including the credit quality of the borrowers or lessees, the type of underlying equipment, credit enhancements, if any and ultimately, the terms under which the transaction was both originated and sold. Fee income also includes commissions and advisory fees for arranging financing between unrelated parties. Upon the sale of a lease or note, the Company removes the underlying asset from its consolidated balance sheet.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

         Revenues for the first quarter of 1999 totaled $6.9 million, a 27% decrease from $9.5 million in the year earlier quarter. The decrease in revenues is primarily attributable to lower sales of equipment formerly out on operating leases offset by higher rental revenue, fee income and finance income. Gross originations of financing transactions for the three months ended March 31, 1999 totaled $8.6 million compared to $11.6 million for the year earlier quarter.

         Revenues from equipment sales and sales-type leases totaled $2.3 million in the first quarter of 1999, a 62% decrease from $6.1 million in the year earlier quarter. Such revenues include sales of both equipment which had been under operating leases, and used gaming devices which the Company reconditioned in its Slot Source division. Sales of equipment which has been under operating lease totaled $3.2 million in the year earlier quarter, and the cost of those sales totaled $2.6 million. No such sale of equipment under operating lease occurred in the current quarter. Revenue from sales and sale-type leases of Slot Source reconditioned gaming devices totaled $2.3 million in the current quarter, compared to $2.9 million in the year earlier quarter. The cost of such sales totaled $2.0 million in the current quarter, compared to $2.6 million in the year earlier quarter.

         The Company's average operating lease portfolio was $28.4 million during the first quarter of 1999, as 62% increase as compared to $17.6 million for the year earlier quarter. The increase in the average portfolio results from an increase in the volume of originations during 1998 and the first quarter of 1999. Rental revenue on operating leases increased to $2.5 million in the current quarter, compared to $2.0 million in the year earlier quarter. Related depreciation increased to $1.8 million in the current quarter, compared to $1.6 million in the year earlier quarter. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

         Fee income totaled $1,074,000 in the current quarter, compared to $1,024,000 in the year earlier quarter. The current quarter fee income was composed of both fees for financial advisory service and gains form the sale of financial transactions, compared to the year earlier quarter which consisted primarily from gains of financial transactions.

         Finance income totaled $936,000 in the current quarter, compared to $320,000 in the year earlier quarter. This increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the quarter as compared to the year earlier quarter.

         Selling, general and administrative expenses totaled $1.1 million in both the current year quarter and in the year earlier quarter. Higher payroll and related costs in the current quarter were offset by lower travel, consulting and other administrative costs, compared to the year earlier quarter.

         Interest expense totaled $1.8 million in the current quarter, compared to $800,000 in the year earlier quarter. This increase was due to higher levels of outstanding borrowings which were utilized to fund the increased investment in the leasing operations, increased inventory of gaming devices held for sale, and to fund the originations of notes receivable.

         The effective income tax rate was 38% in the three months ended March 31, 1999 and 1998. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's strategy to increase its financing activities and its reconditioned gaming device sales, involves a higher level of investment in notes receivable, equipment under operating leases and equipment held for sale or lease, financed through discounted lease rentals and notes payable. The funds necessary to support the Company's activities have been provided by cash flow generated primarily from the operating activities described above, and various forms of recourse and nonrecourse borrowings. The Company expects its lease portfolio to generate recurring cash flow throughout the lease term.

         The Company's cash and cash equivalents totaled $107,000 at March 31, 1999, a decrease of $1.2 million from December 31, 1998. The decrease resulted from the timing of payments to vendors which occurred in advance of the proceeds from borrowings from various lenders. During the first quarter of 1999, cash provided in operating activities totaled $1.1 million, an increase of $7.4 million from the first quarter of 1998. The higher level of cash provided in the 1999 quarter primarily reflects lower originations of notes receivable and direct financing leases, offset by lower proceeds from sales of notes receivable and direct financing leases. The cash used in investing activities in the 1999 quarter primarily reflects $13.9 million of investment in equipment for leasing. The $11.7 million of net cash provided by financing activities in the first quarter of 1999 was primarily the result of borrowings and cash transferred from restricted to non-restricted accounts, which was used principally to fund the purchases of equipment for leasing.

         At March 31, 1999 total borrowings were $45.6 million, compared to $36.7 million at December 31, 1998. The majority of the proceeds from the borrowings were invested in the Company's leasing operations.

         At March 31, 1999, the Company's revolving credit and working capital facilities aggregated approximately $50.0 million. Advances under these agreements aggregated approximately $14.5 million at March 31, 1999.

         In April 1999 the Company entered into two revolving line of credit facilities with banks, totaling $6.0 million, which will be utilized to fund the origination of notes receivable and lease transactions. The Company's current financial resources, including the estimated cash flows from operations and the revolving credit facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. In the future the Company may seek to raise capital to fund its growth strategy through debt or financings, however we cannot predict when such an event will occur, nor if such capital would be available at favorable terms, if at all.

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

         To date, the Company has not incurred material costs associated with the Year 2000 Issue. The Company believes that any future costs associated with, and the potential impact of, the Year 2000 Issue will not be material. Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in internal financial systems, reconditioning activities and to the process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing inventory, banking, electricity and communications services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has begun to develop a contingency plan to provide for continuity of normal business operations in the event problem scenarios, such as those described above, arise, however that plan is not yet complete. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.


ITEM 3.  QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

Interest Rate Risk

       The Company generally provides financing (both leases and traditional loans) to customers at fixed rates of interest (either with stated interest rates or implicit rates). The Company either sells such securities to investors, or holds such transactions in its portfolio. For larger transactions retained in the portfolio, the Company obtains fixed rate commitments from financing sources such as banks and financial institutions prior to providing such financing to customers, which substantially reduces the interest rate risk during the origination process. For smaller transactions, the Company may originate the transaction using internally available funds, and shortly after origination use the security as collateral for borrowing on one of several lines of credit. Such lines of credit have floating rates of interest until a specific amount is borrowed under the facility, at which time the amount borrowed will be assigned a fixed rate of interest payable over its remaining term. Therefore changes in interest rates have not historically had a direct impact on the Company's earnings. The Company does not currently manage this interest rate risk with derivative financial instruments and does not believe this risk is material.

       The Company's existing portfolio of fixed rate receivables and borrowings will fluctuate in value based on changes in market rates of interest. However the Company does not believe that the changes in the fair values are material.

Currency Risk

       All of our transactions are conducted and accounts are denominated in United States Dollars and as such we do not currently have exposure to foreign currency risk.

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

PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-X.

                  Exhibit
                  Number     Description
                  -------    -----------
                   10.19     Employment Agreement between the Registrant and
                             Joe S. Rolston, IV

                   15        Letter Regarding Unaudited Interim Financial
                             Information

                   27        Financial Data Schedule


         b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999 or during the period from March 31, 1999 to the date of this Quarterly Report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PDS FINANCIAL CORPORATION

Dated:   May 13, 1999                       By:/s/   Steven M. Des Champs
                                            -----------------------------
                                            Chief Financial Officer
                                            (a duly authorized officer)