Form 10-Q
period 1999-06-30
PDS FINANCIAL CORP
filed 1999-08-16
CIK 921438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes    X       No
      ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

              CLASS                         OUTSTANDING AS OF JULY 30, 1999
              -----                         -------------------------------
Common Stock, $.01 par value                      3,704,415 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PDS FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                               PAGE
         Condensed Consolidated Balance Sheets
              As of June 30, 1999 (Unaudited) and December 31, 1998                          3

         Condensed Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Three Months Ended June 30, 1999
              and 1998 (Unaudited)                                                           4

         Condensed Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Six Months Ended June 30, 1999
              and 1998 (Unaudited)                                                           5

         Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and 1998 (Unaudited)                            6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         13


                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                               16

Item 6.   Exhibits and Reports on Form 8-K                                                  17


                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              June 30,      December 31,
                                                                1999             1998
                                                                ----             ----
                                                            (Unaudited)
ASSETS

Cash and cash equivalents                                 $  3,077,000       $ 1,269,000
Restricted cash                                              4,227,000         3,166,000
Accounts receivable, net                                     2,907,000         1,335,000
Notes receivable, net                                       28,251,000        21,878,000
Net investment in leasing operations:
     Equipment under operating leases, net                  77,497,000        27,751,000
     Direct finance leases                                  12,593,000         9,668,000
Equipment held for sale or lease                             7,016,000        10,002,000
Other assets, net                                            5,335,000         4,560,000
                                                          ------------       -----------
     Total assets                                         $140,903,000       $79,629,000
                                                          ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                     $  3,395,000       $ 2,135,000
Deferred funds for pending transactions                     38,723,000        13,427,000
Discounted lease rentals                                       485,000           806,000
Notes payable                                               65,943,000        36,699,000
Subordinated debentures, net                                13,244,000        13,165,000
Other liabilities                                            8,437,000         2,863,000
                                                          ------------       -----------
     Total liabilities                                     130,227,000        69,095,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares
     authorized, 3,704,415 and 3,648,211 shares
     issued and outstanding June 30, 1999
     and December 31, 1998, respectively                        37,000            36,000
Additional paid-in capital                                  11,421,000        11,268,000
Accumulated other comprehensive income                              --           (25,000)
Retained earnings (accumulated deficit)                       (782,000)         (745,000)
                                                          ------------       -----------
     Total stockholders' equity                             10,676,000        10,534,000
                                                          ------------       -----------
     Total liabilities and stockholders' equity           $140,903,000       $79,629,000
                                                          ============       ===========


See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       June 30,
                                                                 1999             1998
                                                                 ----             ----
Revenues:
   Equipment sales                                          $ 3,408,000       $10,226,000
   Revenue from sales type leases                             2,416,000         1,267,000
   Rental revenue on operating leases                         3,409,000         1,644,000
   Fee income                                                   276,000           343,000
   Finance income                                             1,003,000           797,000
                                                            -----------       -----------
     Total revenues                                          10,512,000        14,277,000

Costs and expenses:
   Equipment sales                                            3,265,000         8,966,000
   Sales-type leases                                          2,126,000         1,027,000
   Depreciation on operating leases                           2,412,000         1,290,000
   Selling, general and administrative                          969,000         1,258,000
   Interest                                                   2,015,000         1,267,000
                                                            -----------       -----------
     Total costs and expenses                                10,787,000        13,808,000

Income (loss) before income taxes                              (275,000)          469,000

Provision (benefit) for income taxes                           (105,000)          178,000
                                                            -----------       -----------

     Net income (loss)                                      $  (170,000)      $   291,000
                                                            ===========       ===========

Other comprehensive income, net of tax                               --             6,000
                                                            -----------       -----------
     Comprehensive income (loss)                              $(170,000)         $297,000
                                                            ===========       ===========
Earnings (loss) per share:
     Basic                                                  $     (0.05)      $      0.08
     Diluted                                                $     (0.05)      $      0.08

Weighted average shares outstanding:
     Basic                                                    3,675,000         3,605,000
     Diluted                                                  3,675,000         3,863,000


See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    June 30,

                                                              1999             1998
                                                              ----             ----
Revenues:
   Equipment sales                                       $ 4,695,000       $16,351,000
   Revenue from sales type leases                          3,431,000         1,267,000
   Rental revenue on operating leases                      5,953,000         3,625,000
   Fee income                                              1,349,000         1,368,000
   Finance income                                          1,939,000         1,117,000
                                                         -----------       -----------
     Total revenues                                       17,367,000        23,728,000

Costs and expenses:
   Equipment sales                                         4,511,000        14,215,000
   Sales-type leases                                       2,850,000         1,027,000
   Depreciation on operating leases                        4,212,000         2,849,000
   Selling, general and administrative                     2,060,000         2,350,000
   Interest                                                3,793,000         2,094,000
                                                         -----------       -----------
     Total costs and expenses                             17,426,000        22,535,000

Income (loss) before income taxes                            (59,000)        1,193,000

Provision (benefit) for income taxes                         (22,000)          453,000
                                                         -----------       -----------

     Net income (loss)                                   $   (37,000)      $   740,000
                                                         ===========       ===========
Other comprehensive income (loss), net of
tax                                                             --             (12,000)
                                                         -----------       -----------
     Comprehensive income (loss)                            $(37,000)         $728,000
                                                         ===========       ===========

Earnings (loss) per share:
     Basic                                               $     (0.01)      $      0.21
     Diluted                                             $     (0.01)      $      0.19

Weighted average shares outstanding:
     Basic                                                 3,662,000         3,577,000
     Diluted                                               3,662,000         3,820,000


See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            1999              1998
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $    (37,000)     $    740,000
       Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                                    4,212,000         2,848,000
         Gain on sale of financial assets                                                  (257,000)       (2,205,000)
         Purchases and originations of notes receivable and direct finance leases       (12,602,000)      (12,114,000)
         Proceeds from:
           Sale of notes receivable and direct finance leases                             1,558,000         4,743,000
           Collections of principal on notes receivable and direct finance leases         4,123,000         1,806,000
         Changes in operating assets and liabilities:
           Accounts receivable                                                           (1,573,000)       (3,547,000)
            Increase in Customer deposit liabilities                                      5,884,000           233,000
           Other, net                                                                       887,000         3,951,000
           Equipment held for sale or lease                                               1,707,000        (9,372,000)
                                                                                       ------------      ------------
           Net cash provided by (used in) operating activities                            3,902,000       (12,917,000)
                                                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment for leasing                                                   (29,663,000)       (3,173,000)
   Proceeds from sale of equipment under operating leases                                        --         3,697,000
   Other, net                                                                              (272,000)          (65,000)
                                                                                       ------------      ------------
     Net cash provided by (used in) investing activities                                (29,935,000)          459,000
                                                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made from restricted cash                                                     3,165,000                --
   Proceeds from notes payable                                                           36,953,000        11,700,000
   Proceeds from issuance of discounted lease rentals                                            --           692,000
   Principal payments on notes payable                                                  (12,099,000)      (10,537,000)
   Payments on discounted lease rentals                                                    (321,000)       (2,359,000)
   Proceeds from issuance of subordinated debt and warrants                                      --        13,800,000
   Payment of debt issue costs                                                                   --        (1,550,000)
   Principal payments on subordinated debentures                                                 --           (29,000)
   Proceeds from exercise of stock options and warrants                                     143,000           263,000
                                                                                       ------------      ------------
     Net cash provided by financing activities                                           27,841,000        11,980,000
                                                                                       ------------      ------------
Net increase (decrease) in cash and cash equivalents                                      1,808,000          (478,000)

Cash and cash equivalents at beginning of period                                          1,269,000         1,865,000
                                                                                       ------------      ------------
Cash and cash equivalents at end of period                                             $  3,077,000      $  1,387,000
                                                                                       ============      ============


See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The condensed consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 included in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

Notes payable consists of the following:

                                                                                    June 30,             December 31,
                                                                                      1999                   1998
                                                                                  -----------            ----------
Notes payable to banks, due either on demand or
   in 1999 through 2003, fixed interest rates between 8.75% to 12.9% or variable rates based on the prime rate plus 10% (8% at June 30,1999)
   collateralized by certain equipment under operating leases, equipment
   held for sale or lease and accounts receivable                                 $10,317,000            $3,701,000

Notes payable to financial institutions, due in 1999 through 2002, interest at
   7.1% to 12.0%, collateralized by certain notes receivable, equipment under
   operating leases and direct finance leases                                      21,726,000            16,919,000

Notes payable to manufacturers/distributors due in 1999 through 2001, interest at 8.8% to 14.0% collateralized by certain notes receivable, equipment under
   operating leases and direct finance leases                                       8,754,000            11,486,000

Other                                                                                  32,000                36,000
                                                                                  -----------            ----------
  Total recourse                                                                   40,829,000            32,142,000
                                                                                  -----------            ----------


                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Non-recourse:
Notes payable to banks and financial institutions, due in 1999 through 2003, interest at 8.7% to 12.5%, collateralized by certain notes receivable and
   equipment under operating and direct finance leases                            25,200,000                    3,059,000

Notes payable to manufacturers/distributors due in 1999 through 2001, interest at 8.0% to 10.0%, collateralized by certain equipment under operating
   leases and direct finance leases                                                1,646,000                    2,872,000

Other                                                                                     --                           --
                                                                                 -----------                  -----------
  Total non-recourse                                                              26,846,000                    5,931,000
                                                                                 -----------                  -----------
Less unamortized discounts                                                        (1,732,000)                  (1,374,000)
                                                                                 -----------                  -----------
                                                                                 $65,943,000                  $36,699,000
                                                                                 ===========                  ===========

The Company has available revolving credit and working capital facilities aggregating approximately $70 million at June 30, 1999. Advances under these agreements with banks and financial institutions were approximately $22.8 million at June 30, 1999, which are included in the recourse debt balances in the above table.

3. EARNINGS PER SHARE

The Company calculated basic and diluted earnings (loss) per share as follows:

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,

                                                            1999             1998                1999           1998
                                                            ----             ----                ----           ----
Net income (loss), basic                                $ (170,000)    $  291,000          $ (37,000)     $  740,000
Interest expense on convertible
         subordinated debentures, net of tax                  --            1,000                  --          1,000
                                                        ----------     ----------          ----------     ----------
Net income (loss), diluted                              $ (170,000)      $292,000            $(37,000)      $741,000
                                                        ==========     ==========          ==========     ==========

Weighted average shares outstanding:
     Basic (weighted average shares outstanding)         3,675,000      3,605,000           3,662,000      3,577,000
     Effect of dilutive options                                 --        210,000                  --        195,000
     Effect of dilutive warrants                                --         41,000                  --         36,000
     Effect of convertible subordinated
         debentures                                           --            7,000                --           12,000
                                                        ----------     ----------          ----------     ----------
     Diluted                                             3,675,000      3,863,000           3,662,000      3,820,000
                                                        ==========     ==========          ==========     ==========

Per share amounts:
     Basic                                                 $(0.05)          $0.08             $(0.01)          $0.21
     Diluted                                               $(0.05)          $0.08             $(0.01)          $0.19



Options to purchase 366,000 shares of common stock, which were in the money were not included in the computation of diluted earnings per share for the quarter ended June 30, 1999, because they would have been anti-dilutive. The weighted average exercise price for these options was $3.30, as of June 30, 1999. These options expire at various dates through 2008.

4.  NOTES RECEIVABLE

    During the three months ended June 30, 1999, two customers with outstanding notes receivable balances totaling approximately $12 million, failed to make their regularly scheduled monthly payments to the Company causing an event of default under the terms of the respective notes. The notes receivable are generally collateralized by gaming equipment. The Company is currently in negotiation with the obligors and guarantors of these notes to cure these defaults and restructure the terms of these notes. Although there can be no asssurance, the Company currently believes that the revised terms will not result in a charge under the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan."

    Certain of these notes receivable are used to collateralize borrowings from certain banks, financial institutions and distributors, and such borrowings total $7.7 million. An event of default under the notes receivable from a customer allows these lenders to require either substitution of collateral or repayment of the obligation. The Company is continuing to discuss its options with these lenders.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

     Revenues for the second quarter of 1999 totaled $10.5 million, a 27% decrease from $14.3 million in the year earlier quarter. The decrease in revenues is primarily attributable to lower sales of equipment formerly out on operating leases and lower fee income offset by higher rental revenue and finance income. Gross originations of financing transactions for the three months ended June 30, 1999 totaled $55.3 million compared to $20.6 million for the year earlier quarter.

     Revenues from equipment sales and sales-type leases totaled $5.8 million in the second quarter of 1999, a 50% decrease from $11.5 million in the year earlier quarter. Such revenues include sales of both equipment which had been under operating leases, and used gaming devices which the Company reconditioned in its Slot Source division. Sales of equipment which has been under operating lease totaled $3.7 million in the year earlier quarter, and the cost of those sales totaled $3.5 million. No such sale of equipment under operating lease occurred in the current quarter. Revenue from sales and sale-type leases of Slot Source reconditioned gaming devices totaled $5.8 million in the current quarter, compared to $7.8 million in the year earlier quarter. The cost of such sales totaled $5.4 million in the current quarter, compared to $6.5 million in the year earlier quarter.

         The Company's average operating lease portfolio was $44.3 million during the second quarter of 1999, a 200% increase as compared to $14.0 million for the year earlier quarter. The increase in the average portfolio results from an increase in the volume of originations during 1998 and the first six months of 1999. Rental revenue on operating leases increased to $3.4 million in the current quarter, compared to $1.6 million in the year earlier quarter. Related depreciation increased to $2.4 million in the current quarter, compared to $1.3 million in the year earlier quarter. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

     Fee income totaled $276,000 in the current quarter, compared to $343,000 in the year earlier quarter. The current quarter fee income was composed of fees for financial advisory services, compared to the year earlier quarter which primarily consisted of gains from the sale of financial transactions.

     Finance income totaled $1,003,000 in the current quarter, compared to $797,000 in the year earlier quarter. This increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the current quarter as compared to the year earlier quarter.

     Selling, general and administrative expenses totaled $969,000 in the current quarter, compared to $1.3 million in the prior year quarter. This decrease reflects the increase in costs capitalized in the Company's lease orginiation department, which resulted from the significant increase in originations in the current quarter as compared to the year earlier quarter.

     Interest expense totaled $2.0 million in the current quarter, compared to $1.3 million in the year earlier quarter. This increase was due to higher levels of outstanding borrowings which were utilized to fund the increased investment in the leasing operations and to fund the originations of notes receivable.

     The effective income tax rate was 38% in the three months ended June 30, 1999 and 1998. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 and 1998

     Revenues for the six months ended June 30, 1999 totaled $17.4 million, a 27% decrease from $23.7 million in the year earlier period. The decrease in revenues is primarily attributable to lower sales of equipment formerly out on operating leases offset by higher rental revenues and finance income. Gross originations of financing transactions for the six months ended June 30, 1999 totaled $63.9 million compared to $32.2 million for the year earlier period.

     Revenues from equipment sales and sales-type leases totaled $8.1 million in the six months ended June 30, 1999, a 54% decrease from $17.6 million in the year earlier period. Sales of equipment which has been under operating lease totaled $6.9 million in the year earlier period, and the cost of those sales totaled $6.1 million. No such sale of equipment under operating lease occurred in the current period. Revenue from sales and sale-type leases of Slot Source reconditioned gaming devices totaled $8.1 million during the six months ended June 30, 1999, compared to $10.7 million in the year earlier period. The cost of such sales totaled $7.4 million in the current period, compared to $9.1 million in the year earlier quarter.

     The Company's average operating lease portfolio was $36.3 million during the six months ended June 30, 1999, a 130% increase as compared to $15.8 million for the year earlier period. The increase in the average portfolio results from an increase in the volume of originations during 1999. Rental revenue on operating leases increased to $6.0 million for the six months ended June 30, 1999, compared to $3.6 million in the year earlier period. Related depreciation increased to $4.2 million for the six months ended June 30, 1999, compared to $2.8 million in the year earlier period. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

     Fee income totaled $1.3 million for the six months ended June 30, 1999, compared to $1.4 million in the year earlier period. The current period fee income is composed of both fees for financial advisory services and gains from the sale of financial transactions, compared to the year earlier period which consisted primarily from gains from the sale of financial transactions.

     Finance income totaled $1.9 million for the six months ended June 30, 1999, compared to $1.1 million in the year earlier period. This increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the period as compared to the year earlier period.

     Selling, general and administrative expenses totaled $2.1 million for the six months ended June 30, 1999 compared to $2.3 million in the year earlier period. This decrease reflects the increase in costs capitalized in the Company's lease orginiation department, which resulted from the significant increase in originations in the six months ended June 30, 1999 as compared to the year earlier period.

     Interest expense totaled $3.8 million for the six months ended June 30, 1999, compared to $2.1 million in the year earlier period. This increase was due to higher levels of outstanding borrowings which were utilized to fund the increased investment in the leasing operations and to fund the originations of notes receivable.

     The effective income tax rate was 38% in the three months ended March 31, 1999 and 1998. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's strategy to increase its financing activities and its reconditioned gaming device sales, involves a higher level of investment in notes receivable, equipment under operating leases and equipment held for sale or lease, financed through discounted lease rentals and notes payable. The funds necessary to support the Company's activities have been provided by cash flow generated primarily from the operating activities described above, and various forms of recourse and non-recourse borrowings. The Company expects its lease portfolio to generate recurring cash flow throughout the lease term.

     The Company's cash and cash equivalents totaled $3.1 million at June 30, 1999, an increase of $1.8 million from December 31, 1998. During the first six months of 1999, cash provided in operating activities totaled $3.9 million, an increase of $16.8 million from the first six months of 1998. The higher level of cash provided in 1999 primarily reflects an increase in customer deposits and lesser amounts of cash used to acquire inventory. The cash used in investing activities in 1999 primarily reflects $29.7 million of investment in equipment for leasing. The $27.8 million of net cash provided by financing activities in 1999 was primarily the result of borrowings and cash transferred from restricted to non-restricted accounts, which was used principally to fund the purchases of equipment for leasing.

     At June 30, 1999 total borrowings under notes and lines of credit were $65.9 million, compared to $36.7 million at December 31, 1998. The majority of the proceeds from the borrowings were invested in the Company's leasing operations and were primarily non-recourse to the Company.

     At June 30, 1999, the Company's revolving credit and working capital facilities aggregated approximately $70 million. Advances under these agreements aggregated approximately $22.8 million at June 30, 1999.

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

YEAR 2000 ISSUE

     The Company is continuing to evaluate the potential impact of the situation referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of computer software programs to properly recognize and process date sensitive information beyond December 31, 1999. The Company has evaluated its major automated systems to determine if they are Year 2000 compliant and has contacted the suppliers of certain of those systems to inquire about Year 2000 compliance. Although the Company believed its existing accounting system was Year 2000 compliant, the company purchased and began installing a new management information system in January 1999. The new system has been certified as Year 2000 compliant by the software provider. The total cost of the new system is approximately $100,000 and is expected to be fully operational during the third quarter of 1999.

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

ITEM  3.   QUANTITATIVE AND QUALITATIVE FACTORS ABOUT  MARKET  RISK

Interest Rate Risk

     The Company generally provides financing (both leases and traditional loans) to customers at fixed rates of interest (either with stated interest rates or implicit rates). The Company either sells such transactions to investors, or holds such transactions in its portfolio. For larger transactions retained in the portfolio, the Company obtains fixed rate commitments from financing sources such as banks and financial institutions prior to providing such financing to customers, which substantially reduces the interest rate risk during the origination process. For smaller transactions, the Company may originate the transaction using internally available funds, and shortly after origination use the transaction as collateral for borrowing on one of several lines of credit. Such lines of credit have floating rates of interest until a specific amount is borrowed under the facility, at which time the amount borrowed will be assigned a fixed rate of interest payable over its remaining term. Therefore changes in interest rates have not historically had a direct impact on the Company's earnings. The Company does not currently manage this interest rate risk with derivative financial instruments and does not believe this risk is material.

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

PART II- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company held its annual meeting of shareholders on May 14, 1999 for the purposes of (1) electing members of the Board of Directors of the Company, (2) approval of the Company's Employee Stock Purchase Plan and (3) ratifying the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 1999.

     There were 3,648,211 shares of Common Stock entitled to vote at the meeting and a total of 3,013,613 shares (82.6%) were represented at the meeting . The shareholder voting was as follows:


1.  Election of Directors:
                                                            Withhold
                              FOR           AGAINST         AUTHORITY
     Johan P. Finley       2,959,413         5700            48,500
     Peter D. Cleary       2,959,413         5700            48,500
     Joel M. Koonce        2,959,413         5700            48,500
     James L. Morrell      2,959,413         5700            48,500
     Lona M.B. Finley      2,959,413         5700            48,500


2. To approve the Company's Stock Purchase Plan:

                  FOR           AGAINST         ABSTAIN          BROKER NON-VOTE
               ---------       --------        --------          ---------------
               1,636,206        59,025          13,300               636,796

3. To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 1999

                  FOR                     AGAINST                 ABSTAIN
               ---------                  -------                 -------
               3,009,233                   2,380                   2,000


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-X.

                  EXHIBIT
                  NUMBER                    DESCRIPTION

                  27                        Financial Data Schedule

         b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1999 or during the period from June 30, 1999 to the date of this Quarterly Report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PDS FINANCIAL CORPORATION

Dated:   August 13, 1999                    BY: /s/  Steven M. Des Champs
                                            -----------------------------
                                            Chief Financial Officer
                                            (a duly authorized officer)