Form 10-Q
period 1999-09-30
PDS FINANCIAL CORP
filed 1999-11-12
CIK 921438

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes  X       No
   -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                  CLASS                  OUTSTANDING AS OF OCTOBER 29, 1999
                  -----                  ----------------------------------
Common Stock, $.01 par value                    3,706,971  shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PDS FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
PAGE
         Condensed Consolidated Balance Sheets
              As of  September 30, 1999 (Unaudited) and December 31, 1998                    3

         Condensed Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Three Months Ended September 30, 1999
              and 1998 (Unaudited)                                                           4

         Condensed Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Nine Months Ended September 30, 1999
              and 1998 (Unaudited)                                                           5

         Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1999 and 1998 (Unaudited)                      6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         13


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                                  16


                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                          1999               1998
                                                                                          ----               ----
                                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                                                              $  1,310,000       $ 1,269,000
Restricted cash                                                                                  --         3,166,000
Accounts receivable, net                                                                  2,247,000         1,335,000
Notes receivable, net                                                                    25,829,000        21,878,000
Net investment in leasing operations:
     Equipment under operating leases, net                                               64,627,000        27,751,000
     Direct finance leases                                                               13,067,000         9,668,000
Equipment held for sale or lease                                                          7,421,000        10,002,000
Other assets, net                                                                         6,393,000         4,560,000
                                                                                          ---------         ---------
     Total assets                                                                      $120,894,000       $79,629,000
                                                                                       ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                  $  3,612,000       $ 2,135,000
Deferred funds for pending transactions                                                   3,996,000        13,427,000
Discounted lease rentals                                                                    334,000           806,000
Notes payable                                                                            82,510,000        36,699,000
Subordinated debentures, net                                                             13,284,000        13,165,000
Other liabilities                                                                         6,891,000         2,863,000
                                                                                          ---------         ---------
     Total liabilities                                                                  110,627,000        69,095,000

Stockholders' equity:
Commonstock, $.01 par value, 20,000,000 shares authorized, 3,704,415 and
      3,648,211 shares issued and outstanding as of
     September 30, 1999 and December 31, 1998, respectively                                  37,000            36,000
Additional paid-in capital                                                               11,426,000        11,268,000
Accumulated other comprehensive income                                                           --           (25,000)
Retained earnings (accumulated deficit)                                                  (1,196,000)         (745,000)
                                                                                         ----------          --------
     Total stockholders' equity                                                          10,267,000        10,534,000
                                                                                         ----------        ----------
     Total liabilities and stockholders' equity                                        $120,894,000       $79,629,000
                                                                                       ============       ===========



See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                             1999             1998
                                                                                             ----             ----
Revenues:
   Equipment sales                                                                      $ 1,031,000        $2,517,000
   Revenue from sales type leases                                                           668,000         2,068,000
   Rental revenue on operating leases                                                     5,601,000         1,349,000
   Fee income (loss)                                                                      1,303,000          (129,000)
   Finance income                                                                         1,163,000           949,000
                                                                                        -----------        ----------
     Total revenues                                                                       9,766,000         6,754,000

Costs and expenses:
   Equipment sales                                                                        1,249,000         1,323,000
   Sales-type leases                                                                        549,000         1,845,000
   Depreciation on operating leases                                                       4,001,000           881,000
   Selling, general and administrative                                                    1,583,000         1,202,000
   Provision for uncollectible receivables                                                  250,000                --
   Interest                                                                               2,803,000         1,434,000
                                                                                        -----------        ----------
     Total costs and expenses                                                            10,435,000         6,685,000

Income (loss) before income taxes                                                          (669,000)           69,000

Provision (benefit) for income taxes                                                       (255,000)           27,000
                                                                                        -----------        ----------

     Net income (loss)                                                                  $  (414,000)       $   42,000
                                                                                        =============      ==========

Other comprehensive income, net of tax                                                    --                   13,000
                                                                                        -----------        ----------
     Comprehensive income (loss)                                                        $  (414,000)       $   55,000
                                                                                        =============      ==========

Earnings (loss) per share:
     Basic                                                                              $    (0.11)        $     0.01
     Diluted                                                                            $    (0.11)        $     0.01

Weighted average shares outstanding:
     Basic                                                                                3,705,000         3,644,000
     Diluted                                                                              3,705,000         3,798,000



See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           1999              1998
                                                                                           ----              ----
Revenues:
   Equipment sales                                                                      $ 5,726,000       $18,868,000
   Revenue from sales type leases                                                         4,099,000         3,335,000
   Rental revenue on operating leases                                                    11,554,000         4,974,000
   Fee income                                                                             2,652,000         1,239,000
   Finance income                                                                         3,103,000         2,066,000
                                                                                         ----------        ----------
     Total revenues                                                                      27,134,000        30,482,000

Costs and expenses:
   Equipment sales                                                                        5,760,000        15,538,000
   Sales-type leases                                                                      3,399,000         2,873,000
   Depreciation on operating leases                                                       8,213,000         3,729,000
   Selling, general and administrative                                                    3,578,000         3,551,000
   Provision for uncollectible receivable                                                   315,000                -
   Interest                                                                               6,597,000         3,529,000
                                                                                         ----------        ----------
     Total costs and expenses                                                            27,862,000        29,220,000

Income (loss) before income taxes                                                          (728,000)        1,262,000

Provision (benefit) for income taxes                                                       (277,000)          480,000
                                                                                         ----------        ----------

     Net income (loss)                                                                  $  (451,000)      $   782,000
                                                                                         ===========       ==========

Other comprehensive income (loss), net of
tax                                                                                           --                1,000
                                                                                         ----------        ----------
     Comprehensive income (loss)                                                        $  (451,000)      $   783,000
                                                                                         ===========       ==========

Earnings (loss) per share:
     Basic                                                                              $     (0.12)      $      0.22
     Diluted                                                                            $     (0.12)      $      0.21

Weighted average shares outstanding:
     Basic                                                                                3,676,000         3,599,000
     Diluted                                                                              3,676,000         3,815,000



See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            1999              1998
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $   (451,000)     $    782,000
       Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                                    8,213,000         3,729,000
         Gain on sale of financial assets                                                  (371,000)       (2,205,000)
         Purchases and originations of notes receivable and direct finance leases       (13,437,000)      (25,833,000)
         Proceeds from:
           Sale of notes receivable and direct finance leases                             1,559,000         4,743,000
           Collections of principal on notes receivable and direct finance leases         7,121,000         3,321,000
         Changes in operating assets and liabilities:
           Accounts receivable                                                             (912,000)         (117,000)
           Increase in customer deposit liabilities                                       5,281,000            66,000
           Equipment held for sale or lease                                                (653,000)       (3,890,000)
           Other, net                                                                    (1,152,000)        2,047,000
                                                                                       ------------      ------------
           Net cash provided by (used in) operating activities                            5,198,000       (17,357,000)
                                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of equipment for leasing                                                     (55,669,000)       (6,295,000)
 Proceeds from sale of equipment under operating leases                                   1,920,000         3,703,000
 Other, net                                                                                 (72,000)         (187,000)
                                                                                       ------------      ------------
           Net cash used in investing activities                                        (53,821,000)       (2,779,000)
                                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments made from restricted cash                                                       3,166,000           (56,000)
 Proceeds from notes payable                                                             65,658,000        22,550,000
 Proceeds from issuance of discounted lease rentals                                              --           692,000
 Principal payments on notes payable                                                    (19,847,000)      (13,957,000)
 Payments on discounted lease rentals                                                      (472,000)       (3,048,000)
 Proceeds from issuance of subordinated debt and warrants                                        --        13,800,000
 Payment of debt issue costs                                                                     --        (1,560,000)
 Principal payments on subordinated debentures                                                   --           (39,000)
 Proceeds from exercise of stock options and warrants                                       159,000           292,000
                                                                                       ------------      ------------
           Net cash provided by financing activities                                     48,664,000        18,674,000
                                                                                       ------------      ------------
Net increase (decrease) in cash and cash equivalents                                         41,000        (1,462,000)

Cash and cash equivalents at beginning of period                                          1,269,000         1,865,000
                                                                                       ------------      ------------
Cash and cash equivalents at end of period                                             $  1,310,000      $    403,000
                                                                                       ============      ============


See accompanying notes to condensed consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The condensed consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 included in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date and condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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


2.       NOTES PAYABLE

The Company borrows funds in order to finance the origination or purchase of certain leases and notes receivable, and for the purchase of equipment held for sale or lease. Such borrowings are generally collateralized by the cash flow stream of the lease or note receivable funded, and the related equipment. Certain of the borrowings have recourse to the Company.


Notes payable consists of the following:
                                                                 SEPTEMBER 30,                   DECEMBER 31,
                                                                     1999                           1998
                                                                     ----                           ----
Recourse:
Notes payable to banks, due either on demand or
   in 1999 through 2003, fixed interest rates between
   8.75% to 12.9% or variable rates based on the prime
   rate plus 1% (8% at September 30, 1999) collateralized
   by certain equipment under operating leases equipment
   held for sale or lease and accounts receivable                $13,168,000                   $ 3,701,000

Notes payable to financial institutions, due in
   1999 through 2002, interest at 7.1% to 12.0%,
   collateralized by certain notes receivable,
   equipment under operating leases and direct
   finance leases                                                 27,119,000                    16,919,000

Notes payable to manufacturers/distributors
   due in 1999 through 2001, interest at 8.8%
   to 14.0% collateralized by certain notes receivable,
   equipment under operating leases and direct finance
   leases                                                           4,110,000                   11,486,000

Other                                                                  31,000                      36,000
                                                                   ----------                  -----------
  Total recourse                                                   44,428,000                   32,142,000
                                                                   ----------                   ----------

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Non-recourse:
Notes payable to banks and financial institutions, due in 1999 through 2003, interest at 8.7% to 12.5%, collateralized
   by certain notes receivable and equipment under operating
   and direct finance leases                                       38,940,000                    3,059,000

Notes payable to manufacturers/distributors due in
   1999 through 2001, interest at 8.0% to 10.0%,
   collateralized by certain equipment under operating
   leases and direct finance leases                                   862,000                    2,872,000

Other                                                                      --                           --
                                                                   ----------                    ---------
  Total non-recourse                                               39,802,000                    5,931,000
                                                                   ----------                    ---------
Less unamortized discounts                                         (1,720,000)                  (1,374,000)
                                                                   ----------                   ----------
                                                                  $82,510,000                  $36,699,000
                                                                  ===========                  ===========


The Company has available revolving credit and working capital facilities aggregating approximately $70 million as of October 29, 1999. Advances under these agreements with banks and financial institutions were approximately $29.6 million at September 30, 1999, which are included in the recourse debt balances in the above table.

3.       EARNINGS PER SHARE

The Company calculated basic and diluted earnings (loss) per share as follows:


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                          1999             1998                1999           1998
                                                          ----             ----                ----           ----
Net income (loss), basic                                $ (414,000)    $   42,000          $ (451,000)    $  782,000
Interest expense on convertible
         subordinated debentures, net of tax                  --               --                  --          2,000
                                                         ---------      ---------           ---------      ---------
Net income (loss), diluted                              $ (414,000)       $42,000          $ (451,000)    $  784,000
                                                         ---------      ---------           ---------      ---------
                                                         ---------      ---------           ---------      ---------

Weighted average shares outstanding:
     Basic (weighted average shares outstanding)         3,705,000      3,644,000           3,676,000      3,599,000
     Effect of dilutive options                                 --        144,000                  --        184,000
     Effect of dilutive warrants                                --          3,000                  --         22,000
     Effect of convertible subordinated
         debentures                                           --            7,000                  --         10,000
                                                         ---------      ---------           ---------      ---------
     Diluted                                             3,705,000      3,798,000           3,676,000      3,815,000
                                                         ---------      ---------           ---------      ---------
                                                         ---------      ---------           ---------      ---------
Per share amounts:
     Basic                                              $    (0.11)    $     0.01          $    (0.12)    $     0.22
     Diluted                                            $    (0.11)    $     0.01          $    (0.12)    $     0.21


Options to purchase 369,000 shares of common stock, which were not included in the computation of diluted earnings per share for the quarter ended September 30, 1999, because they would have been anti-dilutive. The weighted average exercise price for these options was $3.30, as of September 30, 1999. These options expire at various dates through 2008.

4.       NOTES RECEIVABLE

The Company's notes receivable portfolio includes loans to two significant customers who failed to make their regularly scheduled monthly payments to the Company causing an event of default under the terms of the respective notes. These notes receivable total approximately $13.6 million and are generally collateralized by gaming equipment. Subsequent to the quarter end, the Company completed the restructuring with the principals of the entity for which the Company has notes receivable with current outstanding principal balances totaling approximately $11.1 million. The interest rates and loan completion dates will remain the same, however the monthly payments have been decreased from approximately $.4 million to $0.2 million per month, creating significant balloon payments due at the end of the notes. The Company and the borrower have also been in negotiations with the borrowers senior mortgage lender, and it is likely that these negotiations will result in the borrower seeking protection under the bankruptcy code. The Company can not predict at this time what impact there may be from a bankruptcy filing by this borrower.

Certain of these notes receivable are used to collateralize borrowings from certain banks, financial institutions and distributors, and such borrowings total approximately $7.7 million. An event of default under the notes receivable from a customer allows these lenders to require either substitution of collateral or repayment of the obligation. The Company has received consents from these lenders for the restructuring described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada , New Jersey, Colorado, Iowa, Indiana, Mississippi and Minnesota to provide this financing alternative. In 1997, the Company established PDS Slot Source, a reconditioned gaming device sales and distribution division, to complement its leasing and financing activities and to generate equipment sales to casino operators.

         The Company's strategy is to increase its portfolio of assets under lease, resulting in increased recurring revenues and cash flows. In addition to its leasing activities, the Company also sells equipment under installment sale contracts and makes loans to customers secured by promissory notes, and in each case the Company retains a security interest in the underlying equipment. In some instances, the Company sells individual leases or receivables to an institution. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

         Revenues for the third quarter of 1999 totaled $9.8 million, a 44% increase from $6.8 million in the year earlier quarter. The increase in revenues is primarily attributable to higher rental revenue, fee income and finance income offset by lower sales of equipment and sales-type lease revenues. Gross originations of financing transactions for the three months ended September 30, 1999 totaled $3.5 million compared to $11.5 million for the year earlier quarter. During the quarter ended September 30, 1999 the Company amended certain leases it had entered into with a significant customer, which reduced the assets under lease by approximately $10 million. The Company continues to work to fund the balance of these leases with this significant customer, but there can be no assurance regarding such completion.

         Revenues from equipment sales and sales-type leases totaled $1.7 million in the third quarter of 1999, a 63% decrease from $4.6 million in the year earlier quarter. Such revenues generally include sales of both equipment which had been under operating leases, and used gaming devices which the Company reconditioned in its Slot Source division. There were no sales of equipment under operating lease occurred in the current or prior year quarter. The cost of equipment sales and sales type lease revenue totaled $1.8 million in the current quarter, compared to $3.2 million in the year earlier quarter.

         The Company's average operating lease portfolio was $72.4 million during the third quarter of 1999, a 395% increase as compared to $14.6 million for the year earlier quarter. The increase in the average portfolio results from an increase in the volume of originations in late 1998 and the first nine months of 1999. Rental revenue on operating leases increased to $5.6 million in the current quarter, compared to $1.3 million in the year earlier quarter. Related depreciation increased to $4.0 million in the current quarter, compared to $1.9 million in the year earlier quarter. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months and are typically 36 months.

         Fee income totaled $1.3 million in the current quarter, compared to a loss of $129,000 in the year earlier quarter. The current quarter fee income was composed of fees for financial advisory services, compared to the year earlier quarter which primarily consisted of a prepayment premium paid.

         Finance income totaled $1.2 million in the current quarter, compared to $0.9 million in the year earlier quarter. This increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the current quarter as compared to the year earlier quarter.

         Selling, general and administrative expenses totaled $1.6 million in the current quarter, compared to $1.2 million in the prior year quarter. This increase reflects a reduction in costs capitalized in the Company's lease origination department, which resulted from the lower originations in the current quarter as compared to the year earlier quarter. The Company also increased its provision for uncollectible receivables by $250,000 based on its estimates of the current exposure in its loan portfolio.

         Interest expense totaled $2.8 million in the current quarter, compared to $1.4 million in the year earlier quarter. This increase was due to higher levels of outstanding borrowings which were utilized to fund the increased investment in the leasing operations and to fund the originations of notes receivable.

         The effective income tax rate was 38% in the three months ended September 30, 1999 and 1998. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 and 1998

         Revenues for the nine months ended September 30, 1999 totaled $27.1 million, an 11% decrease from $30.5 million in the year earlier period. The decrease in revenues is primarily attributable to lower sales of equipment formerly under operating leases offset by higher rental revenues and finance income. Gross originations of financing transactions for the nine months ended September 30, 1999 totaled $57.1 million compared to $43.7 million for the year earlier period.

         Revenues from equipment sales and sales-type leases totaled $9.8 million in the nine months ended September 30, 1999, a 56% decrease from $22.2 million in the year earlier period. Sales of equipment which has been under operating lease totaled $6.9 million in the year earlier period, and the cost of those sales totaled $6.1 million. No such sale of equipment under operating lease occurred in the current period. Revenue from sales and sale-type leases of Slot Source reconditioned gaming devices totaled $9.8 million during the nine months ended September 30, 1999, compared to $15.3 million in the year earlier period. The cost of such sales totaled $9.2 million in the current period, compared to $12.3 million in the year earlier quarter.

         The Company's average operating lease portfolio was $48.4 million during the nine months ended September 30, 1999, a 214% increase as compared to $15.4 million for the year earlier period. The increase in the average portfolio results from an increase in the volume of originations during 1999. Rental revenue on operating leases increased to $11.6 million for the nine months ended September 30, 1999, compared to $5.0 million in the year earlier period. Related depreciation increased to $8.2 million for the nine months ended September 30, 1999, compared to $3.7 million in the year earlier period.

         Fee income totaled $2.7 million for the nine months ended September 30, 1999, compared to $1.2 million in the year earlier period. The current period fee income is composed of both fees for financial advisory services and gains from the sale of financial transactions, compared to the year earlier period which consisted primarily from gains from the sale of financial transactions.

         Finance income totaled $3.1 million for the nine months ended September 30, 1999, compared to $2.1 million in the year earlier period. This increase primarily reflects the larger portfolio of notes receivable and direct finance leases held by the Company during the period as compared to the year earlier period.

         Selling, general and administrative expenses totaled $3.6 million for the nine months ended September 30, 1999 compared to $3.6 million in the year earlier period. Increases in payroll and related costs and legal costs were offset by an increase in the costs capitalized in the Company's lease origination department as a result of the increase in total originations.

         Interest expense totaled $6.6 million for the nine months ended September 30, 1999, compared to $3.5 million in the year earlier period. This increase was due to higher levels of outstanding borrowings which were utilized to fund the increased investment in the leasing operations and to fund the originations of notes receivable.

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

         The Company's cash and cash equivalents totaled $1.3 million at September 30, 1999. The higher level of cash provided in 1999 primarily reflects an increase in customer deposits and lesser amounts of cash used to acquire inventory. The cash used in investing activities in 1999 primarily reflects $55.7 million of investment in equipment for leasing. The $48.7 million of net cash provided by financing activities in 1999 was primarily the result of borrowings and cash transferred from restricted to non-restricted accounts, which was used principally to fund the purchases of equipment for leasing.

         At September 30, 1999 total borrowings under notes and lines of credit were $82.5 million, compared to $36.7 million at December 31, 1998. The majority of the proceeds from the borrowings were invested in the Company's leasing operations and were primarily non-recourse to the Company.

         At October 29, 1999, the Company's revolving credit and working capital facilities aggregated approximately $70 million. Advances under these agreements aggregated approximately $29.6 million at September 30, 1999.

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

YEAR 2000 ISSUE

         The Company is continuing to evaluate the potential impact of the situation referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of computer software programs to properly recognize and process date sensitive information beyond December 31, 1999. The Company has evaluated its major automated systems to determine if they are Year 2000 compliant and has contacted the suppliers of certain of those systems to inquire about Year 2000 compliance. Although the Company believed its existing accounting system was Year 2000 compliant, the company purchased and began installing a new management information system in January 1999. The new system has been certified as Year 2000 compliant by the software provider. The total cost of the new system is approximately $100,000 and is expected to be fully operational during the fourth quarter of 1999.

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


ITEM  3.   QUANTITATIVE AND QUALITATIVE FACTORS ABOUT  MARKET  RISK

Interest Rate Risk

         The Company generally provides financing (both leases and traditional loans) to customers at fixed rates of interest (either with stated interest rates or implicit rates). The Company either sells such transactions to investors, or holds such transactions in its portfolio. For larger transactions retained in the portfolio, the Company obtains fixed rate commitments from financing sources such as banks and financial institutions prior to providing such financing to customers, which substantially reduces the interest rate risk during the origination process. For smaller transactions, the Company may originate the transaction using internally available funds, and shortly after origination use the transaction as collateral for borrowing on one of several lines of credit. Such lines of credit generally have floating rates of interest until a specific amount is borrowed under the facility, at which time the amount borrowed will be assigned a fixed rate of interest payable over its remaining term. Therefore changes in interest rates have not historically had a direct impact on the Company's earnings. The Company does not currently manage this interest rate risk with derivative financial instruments and does not believe this risk is material.

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

Part II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES


         (c) Effective June 16, 1999, the Company granted certain warrants to Digideal Corporation and certain shareholders of Digideal Corporation. As is more fully described in
                  Exhibit 10.1 to this Form 10-Q, upon reaching certain milestones, these warrants allow the holders to acquire up to 9.98% of the Company's Common Stock, or approximately 370,000 shares, at $3.75 per share. These warrants have a five year term. In granting this warrant, the Company relied on the exemption for registration provided under Section 4(2) of the Securities Act for transactions not involving public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         a) The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-X.

                  EXHIBIT
                  NUMBER         DESCRIPTION

                  10.1 Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights

                  10.2 Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights
                                 (Sovereign Nations)

                  10.3 First Modification of Agreement for Technology, Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights

                  27             Financial Data Schedule





         b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1999 or during the period from September 30, 1999 to the date of this Quarterly Report on Form 10-Q.


SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PDS FINANCIAL CORPORATION

Dated:   November 10, 1999                  BY:/s/STEVEN M. DES CHAMPS
                                            -----------------------------
                                            Chief Financial Officer
                                            (a duly authorized officer)