Form 10-K405
period 1999-12-31
PDS FINANCIAL CORP
filed 2000-03-31
CIK 921438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           Commission File No. 0-23928

                            PDS FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Minnesota                              41-1605970
     ------------------------------                 ----------------
    (State or other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

                   6171 McLeod Drive, Las Vegas, Nevada 89120
                   ------------------------------------------
                    (Address of Principal Executive Offices)

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

                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No
     ---    ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K or any amendment to this Form 10-K.   X
                                               ---

The approximate market value of stock held by non-affiliates was $3,147,000 based upon 2,398,000 shares held by such persons and the closing price on March 21, 2000 of $1.3125. The number of shares outstanding of the Registrant's $0.01 par value common stock at March 21, 2000 was 3,711,710.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), are incorporated by reference in Part III.

Page 1 of 19 Pages                             Exhibit Index Begins on Page 17

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

         PDS Financial Corporation and subsidiaries (the "Registrant", the "Company" or "PDS"), was incorporated under the laws of the State of Minnesota in 1988.

         The Company engages in the business of financing and leasing gaming equipment and supplying reconditioned gaming machines to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. In 1997, the Company established PDS Slot Source, a reconditioned gaming machine sales and distribution division, to complement its leasing and financing activities.

         In order to offer its SlotLease program and PDS Slot Source, the Company must be licensed to own and distribute gaming devices in each jurisdiction in which it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant and certain of its directors, officers, key employees and significant shareholders. The Company currently is licensed in Nevada, New Jersey, Colorado, Illinois, Iowa, Minnesota, Mississippi, Indiana and New Mexico. The Company also has a license application pending in Washington and a route operator's license application pending in Nevada. The Company believes its gaming licenses, as well as its experience in the gaming industry, provide a significant competitive advantage, enabling the Company to offer financing packages and services that meet the needs of this industry more effectively than traditional financing.

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

         The Company generally targets established medium-sized casino operators that are opening new gaming facilities or expanding existing gaming facilities, as well as new casinos that the Company believes have acceptable credit quality. The Company also provides financing directly to gaming equipment manufacturers. The Company is currently focusing its efforts on the traditional gaming market of Nevada and the other jurisdictions in which it is licensed.

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

COMPANY STRATEGY

         The Company believes that the gaming industry in general has entered into a gaming equipment replacement cycle, which provides increased opportunities for the Company's products and services. The Company believes its ability to offer casino operators gaming devices under operating lease structures provides a competitive advantage over non-licensed financial institutions. The Company's strategy is to increase its recurring revenues and cash flows by increasing its portfolio of assets under lease and its reconditioned gaming device sales by expanding the types of games it offers and by expanding into the direct operations of casinos. In 1999, the Company completed its move to Las Vegas, Nevada. The Company intends to further expand its presence in Nevada and the other jurisdictions in which it is licensed.

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

THE SLOTLEASE PROGRAM

         The Company believes SlotLease, its operating lease program, has been well received by casino operators since its introduction in 1996 because it offers lower monthly payments and off-balance sheet financing. The Company believes that the SlotLease program promotes its strategic objective of increasing recurring revenues. The Company retains ownership of the gaming equipment under operating lease, and at the end of the applicable lease term the Company offers the customer an option to purchase the gaming equipment at its then determined fair market value or extend the lease term. The Company receives rental income under a non-cancelable lease, which ranges from 6 to 48 months and typically has a term of 36 months. The casino operator incurs rental expense, and avoids reflecting an asset and related liability on its balance sheet. Returned machines are inventoried for lease or resale by the Company through PDS Slot Source.

PDS SLOT SOURCE

         In May 1997, the Company introduced PDS Slot Source, its reconditioned gaming machine sales and distribution division. The Company believes that the secondary market for gaming machines is fragmented and underdeveloped and Slot Source is now one of the leading providers of reconditioned gaming devices. The Company obtains used gaming machines in the market from distributors, brokers or operators, or from its customers at the end of an applicable lease term. These gaming machines are reconditioned by the Company prior to resale or occasionally are sold "as is" to customers. The Company believes its ability to recondition and distribute used gaming machines enhances the market value of gaming machines at the end of an operating lease and facilitates additional financing transactions.

         During 1999, the Company expanded its focus beyond providing reconditioned slot and video gaming devices to include new types of games through the acquisition of intellectual property associated with "Digital 21", an automated computerized version of the traditional casino table game of "Blackjack". See discussion of the DigiDeal Technology Agreement below. The Company intends to continue to expand its gaming equipment offerings in the future through on-going development or acquisition of additional types of casino games.

DIGIDEAL

         In June 1999, the Company acquired the intellectual property rights for gaming devices using the Digital Card System ("DCS") from DigiDeal Corporation as part of an agreement covering patent and technology rights including technology transfer, manufacture, distribution and affecting patents trademarks and copyrights (the Technology Agreement). Products built on the DCS platform use virtual playing cards, which are displayed with high quality graphics on screens for each player and the dealer. The first product introduced on the DCS platform is Digital 21-TM-, which is undergoing its first live trial in New Mexico and is presently being reviewed by the State of Nevada Gaming Control Board. There can be no assurance that the State of Nevada Gaming Control Board will approve Digital 21-TM- on a timely basis or at all. The Company's strategy is to place games utilizing the DCS with its casino customers in order to generate recurring monthly revenues and cash flows.

GAMING OPERATIONS

         The Company intends to expand its business strategy to include owning and operating gaming facilities. In this regard, the Company on March 6, 2000, signed a nonbinding letter of intent with Elsinore Corporation to acquire the capital stock of Four Queens, Inc., a Nevada corporation doing business as the Four Queens Hotel & Casino for a purchase price of $30 million, subject to adjustment. Consummation of the acquisition is subject to a number of conditions, including negotiation and execution of a definitive purchase agreement, receipt of required regulatory approvals, including approval of the Nevada Gaming Commission, other gaming approvals, and, if necessary, approval under the Hart-Scott-Rodino Antitrust Act, and receipt by PDS of satisfactory purchase financing. There can be no assurance that a definitive agreement can be reached, the other conditions to the acquisition will be satisfied or that the acquisition will be consummated.

         The Four Queens Hotel & Casino consists of a 690-room hotel and 32,000 square foot casino, located in the Fremont Street Experience in downtown Las Vegas, Nevada. The casino has approximately 1,075 slot machines and 26 table games. No material changes in the operations of the hotel and casino or personnel are anticipated.

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

PRINCIPAL CUSTOMERS

         Historically, the Company has experienced significant nonrecurring revenues in connection with the completion of large gaming equipment financing transactions. During 1999, no customer accounted for more than 10% of total revenue. Revenues from the Company's five largest customers, as a percentage of 1998 revenues were 20%, 19%, 16%, 9% and 8%, and of 1997 revenues, were 0%, 11%, 0%, 0% and 0%, respectively. Due to the non-recurring nature of its large gaming equipment financing transactions, the Company cannot estimate the potential significance of total revenues that may be derived from one or several customers in 2000.

GOVERNMENT REGULATION

         Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal and state regulation and oversight. In order to offer its SlotLease program and PDS Slot Source, the Company must be licensed to own and distribute gaming devices in each jurisdiction where it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant, its directors and certain of its officers, key employees and significant shareholders. The Company currently is licensed as a gaming equipment distributor under Nevada, New Jersey, Colorado, Illinois, Iowa, Mississippi, Minnesota, Indiana and New Mexico gaming laws. The Company has license applications pending in Washington and a slot route operator's license application pending in Nevada. Expansion of the Company's activities may be hindered by delays in obtaining requisite state licenses or other approvals. No assurance can be given as to the term for which the Company's license will be renewed in a particular jurisdiction or to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effect that such adoption of and changes in gaming laws, rules and regulations might have on its future operations.

         Any person who acquires a controlling interest in the Company would have to meet the requirements of all applicable governmental bodies that regulate the Company's operations. A change in the make-up of the Company's board of directors and management would require the various gaming authorities to examine the qualifications of the new board members and management.

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

         PDS Financial Corporation-Nevada, a Nevada corporation and wholly owned subsidiary of the Company ("PDS Nevada"), is required to be licensed as a distributor by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, PDS Nevada without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and PDS Nevada have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in the distribution of gaming devices and to act as a manufacturer of gaming devises in Nevada. The Company also has an application pending with the Nevada Gaming Authorities for a slot route operator's license.

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

         New Jersey licenses are granted for a period of one or two years, depending on the length of time a company has been licensed, and are renewable. The New Jersey Commission may impose such conditions upon licensing, as it deems appropriate. These include the ability of the New Jersey Commission to require the Company to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the Company for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the Company's license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

         OTHER JURISDICTIONS. In addition to Nevada and New Jersey, the Company currently is licensed to operate at various levels in Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi and New Mexico and has license applications pending in Washington. Although the regulations in these jurisdictions are not identical to the states of Nevada or New Jersey, their material attributes are substantially similar, as summarized below.

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

EMPLOYEES

         As of December 31, 1999, the Company employed 52 persons, including 7 in direct sales and marketing, 28 in Slot Source and 17 in general and administrative functions. All of these persons are full-time employees.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         The Common Stock is traded on the NASDAQ SmallCap Market under the symbol: PDSF. The following table sets forth the high and low sales price for the Common Stock as reported by NASDAQ for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up or markdown or commissions, and do not necessarily represent actual transactions.

                                                 Price Range of Common Stock
                                                 ---------------------------
                                                     High           Low
                                                     ----           ---
2000
----
First quarter (through March 21, 2000)               $2.19         $1.00

1999
----
First quarter                                        $3.38         $2.13
Second quarter                                        4.94          1.81
Third quarter                                         4.94          2.06
Fourth quarter                                        2.31          1.25

1998
----
First quarter                                        $7.94         $5.44
Second quarter                                       10.50          7.38
Third quarter                                         9.50          4.75
Fourth quarter                                        5.88          2.00


         On March 21, 2000, the most recent available trading date, the closing sales price of the Company's common stock was $1.3125. As of March 21, 2000, the Company's common stock was held by approximately 42 holders of record and an estimated 700 additional beneficial owners.

         No dividends were paid during the periods indicated. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. Certain of the Company's financing agreements restrict the payment of dividends.

         In December, 1999 NASDAQ informed the Company that it was not in compliance with the $5 million market value of public float requirement for continued listing of its Common Stock on the NASDAQ National Market. Subsequently, the Company applied for listing on the NASDAQ SmallCap Market. By letter dated March 8, 2000, NASDAQ informed the Company that its application for listing on the NASDAQ SmallCap Market had been approved.

ITEM 6.           SELECTED FINANCIAL DATA

         The table below sets forth-selected consolidated financial data for the periods indicated derived from the Company's consolidated financial statements. The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and notes to the financial statements appearing elsewhere.


INCOME STATEMENT DATA
(IN THOUSANDS, EXCEPT PER SHARE AND NUMBER OF SHARES DATA)

                                                                         Years Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                             1999              1998              1997               1996               1995
                                          ------------     -------------    ----------------    --------------     --------------
Revenues:
  Equipment sales                             $ 6,146           $20,522             $17,482
  Revenue from sales-type leases                7,699             3,964              14,480
  Rental revenue on operating leases           12,426             6,750              11,406            $2,938             $1,640
  Finance income                                5,511             3,033               1,575               936              1,837
  Fee income                                    3,697             1,746               2,670             2,486              1,212
                                          ------------     -------------    ----------------    --------------     --------------
                                               35,479            36,015              47,613             6,360              4,689
                                          ------------     -------------    ----------------    --------------     --------------

Cost and expenses:
  Equipment sales                               6,740            17,257              15,123
  Sales-type leases                             6,622             3,386              13,654
  Depreciation on leased equipment              8,773             4,931               8,589             2,203              1,208
  Interest                                      8,133             5,062               4,260             1,354              1,253
  Selling, general and administrative           4,810             4,681               3,840             2,149              2,524
  Provision for losses                          1,395               123                 628               170              6,908
                                          ------------     -------------    ----------------    --------------     --------------
                                               36,473            35,440              46,094             5,876             11,893
                                          ------------     -------------    ----------------    --------------     --------------

Income (loss) before income taxes                (994)              575               1,519               484             (7,204)
Income tax expense (benefit)                     (260)              219                 577               179             (2,590)
                                          ------------     -------------    ----------------    --------------     --------------
Net income (loss)                               $(734)             $356                $942              $305            $(4,614)
                                          ============     =============    ================    ==============     ==============

Earnings per common share:
          Basic                                 $(.20)             $.10                $.30              $.10             $(1.49)
          Diluted                                (.20)              .09                 .28               .10              (1.49)

Weighted average number of common
  shares outstanding:
           Basic                            3,684,000         3,611,000           3,184,000         3,126,848          3,092,876
           Diluted                          3,684,000         3,784,000           3,620,000         3,126,848          3,092,876

BALANCE SHEET DATA
(in thousands)

Total assets                                 $108,033           $79,629             $39,964           $40,562            $16,389
Notes payable and subordinated debt            79,872            50,670              27,536            25,641              9,243


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW:

         The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists primarily of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. In 1996, the Company introduced SlotLease, a specialized operating lease program for slot machines and other electronic gaming devices. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Illinois, Iowa, Indiana, Mississippi, Minnesota and New Mexico to provide this financing alternative. In 1997, the Company established PDS Slot Source, a reconditioned gaming device sales and distribution division, to complement its leasing and financing activities and to generate equipment sales to casino operators.

         The Company's strategy is to increase its portfolio of assets under lease and reconditioned gaming device sales, and thereby increase revenues and cash flows. In addition to its leasing activities, the Company also originates note transactions, which it generally sells to institutional investors for fee income. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. In the last three years, the Company has significantly increased the amount of leases and collateralized equipment loans ("financing transactions") held in its own portfolio (in thousands):

                                                   1999              1998             1997
                                                   ----              ----             ----
Financing transactions originated and
   sold to third parties for fee income         $22,400            $8,900          $74,500

Financing transactions originated
   for the Company's portfolio                   58,400            51,400            9,900
                                                -------          --------          -------

                                                $80,800           $60,300          $84,400
                                                =======           =======          =======

RESULTS OF OPERATIONS:

         During 1999, 1998, and 1997 the Company reported net (loss) income of ($734,000), $356,000 and $942,000, respectively.

         The results of operations for 1999 and 1998 reflect:

- Costs associated with growing the business activities of the PDS Slot Source division, which was established in 1997. During 1999, the Company incurred a loss of $669,000, as a result of liquidating certain used gaming devices held in inventory by Slot Source.

- The costs associated with growing the portfolio of financing transactions retained on its balance sheet. Such costs include:

                  - Higher interest expense associated with the debt incurred to finance the portfolio, and

                  - The opportunity cost resulting from foregone fee income which could have been realized had the financing transactions been sold to third parties, compared to the leasing or finance margin actually realized from holding the financing transactions in the Company's portfolio. While the aggregate leasing and finance margin is expected to be greater over the life of the transaction, it is significantly less than fee income would have been in the year of origination.

         Results for 1997 reflect sales-type lease profit arising from the Company's ability to buy new gaming devices from the manufacturer at a discount. After 1997, no such transactions were completed.

         The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including variations in the mix of financing transactions between operating leases, direct finance leases, and notes receivable, changes in the gaming industry which effect the demand for reconditioned gaming devices sold by the Company's Slot Source division, economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt experience, and the level of fee income obtained through the sale of leases or financing transactions.

         The Company's quarterly operating results, including net income
(loss), have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. These transactions can be in the negotiation and documentation stages for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results, which may be expected for any other period. The Company believes that growth of its portfolio of notes and lease receivables and equipment under operating lease will lead to increased recurring revenues, which will tend to lessen the fluctuations of its operating results.

         Presented below are schedules showing condensed income statement categories and analysis of changes in those condensed categories derived from the Consolidated Statements of Income appearing on page F-3 of this report on Form 10-K, prepared solely to facilitate the discussion of results of operations that follows (in thousands):

                                      Condensed                                            Condensed
                                    Consolidated                                         Consolidated
                                 Statement of Income                                 Statement of Income
                                    for the Years              the Effect On             for the Years           the Effect On
                                 Ended December 31,             Net Income            Ended December 31,          Net Income
                                 ------------------             of Changes            ------------------          of Changes
                                   1999      1998              Between Years          1998       1997            Between Years
                                   ----      ----              -------------          ----       ----            -------------
Equipment sales and
  sales-type lease margin          $483    $3,843                $(3,360)           $3,843     $3,185                $658
Leasing & finance margin          9,164     4,852                   4,312            4,852      4,392                 460
Fee income                        3,697     1,746                   1,951            1,746      2,670               (924)
Selling, general, &
  administrative expense        (4,810)   (4,681)                   (129)          (4,681)    (3,840)               (841)
Interest expense                (8,133)   (5,062)                 (3,071)          (5,062)    (4,260)               (802)
Provision for losses            (1,395)     (123)                 (1,272)            (123)      (628)                 505
                                -------   -------                 -------          -------    -------             -------
Income before income taxes       $(994)      $575                $(1,569)             $575     $1,519              $(944)
                                 ======      ====                ========             ====     ======              ======

EQUIPMENT SALES AND SALES-TYPE LEASE MARGIN

Equipment sales and sales-type margin consist of the following (in thousands):

                                                      Years Ended December 31,
                                                 -------------------------------
                                                    1999        1998        1997
                                                    ----        ----        ----
Slot Source division:
   Equipment sales revenue                       $ 6,146     $ 13,114     $ 2,160
   Cost of equipment sales                        (6,071)     (10,709)     (1,825)
                                                 -------     --------     -------
                                                      75        2,405         335
   Loss on liquidation of obsolete equipment        (669)
                                                 -------     --------    --------
      Slot Source sales margin                   $  (594)    $  2,405    $    335
                                                 -------     --------    --------

   Sales-type lease revenue                        7,699        3,964
   Cost of sales-type leases                      (6,622)      (3,386)
                                                 -------     --------    --------
      Sales-type lease margin                      1,077          578
                                                 -------     --------    --------
        Slot Source margin                           483        2,983         335
                                                 -------     --------    --------
Finance division:
   Sale of leases at termination                                7,408      15,322
   Cost of sale of leases at termination                       (6,548)    (13,298)
                                                 -------     --------    --------
        Finance division sales margin                             860       2,024
                                                 -------     --------    --------
Equipment sales and sales-type
   lease margin                                  $   483     $  3,843    $  2,359
                                                 =======     ========    ========

Slot Source Division

         Slot Source revenues represent the sale, or financing under a sales-type lease to an end-user, of reconditioned gaming equipment. During 1998, the Company significantly expanded its efforts in this area resulting in significantly increased sales compared to 1997, primarily related to sales of reconditioned gaming devices with a feature known as a "bill acceptor" (a device which enables a machine to accept paper currency in addition to coins) for which there was strong market demand. The market demand for such gaming devices was significantly satisfied during 1998. Additionally, demand for "reel-type" slot machines declined in 1999. Consequently, revenues and sales margin declined in 1999. In response to these trends, the Company has significantly narrowed its product line and managed Slot Source inventory levels downward (from $10 million to $6.6 million at December 31, 1998 and 1999, respectively) by liquidating at a loss of $669,000 gaming devices for which market demand had declined, and by establishing more stringent guidelines for acquiring used gaming devices for inventory.

Finance Division

         The Company realizes gains upon lease termination in two ways:

         - The Company's operating lease agreements generally provide the lessee with the option to purchase the leased equipment upon lease expiration at its then fair market value. The Company realizes a gain where the lessee acquires the equipment for fair market value in excess of the Company's residual carrying value, or

         - An existing lessee chooses to terminate a lease prior to its scheduled expiration. The lessee is generally required to pay the Company an amount in excess of its carrying value in such situations. Sales revenue in 1998 primarily reflects early termination transactions. There were no such transactions during 1999.

         The Company believes that, due to increasing lease maturities in the future, it will realize gains on termination of leases in calendar year 2000.

         Sales-type lease revenue from third party gaming devices and associated equipment was $14.5 million and cost of sales-type leases was $13.7 million in 1997. The Company completed no such transactions in 1999 and 1998. Such amounts were excluded from the Equipment Sales and Sales-type Lease Margin table above due to their non-recurring nature.

LEASING AND FINANCE MARGIN

Leasing and finance margin consists of the following (in thousands):

                                                          Years Ended December 31
                                                          -----------------------
                                                 1999              1998             1997
                                                -----              ----             ----
Finance income                                 $5,511            $3,033           $1,575
Rental revenue on
  operating leases                             12,426             6,750           11,406
Depreciation on
 leased equipment                              (8,773)           (4,931)          (8,589)

                                              -------           -------          -------
                                               $9,164            $4,852           $4,392
                                               ======            ======           ======

         Leasing and finance margin and it's components have increased in 1999 and in 1998, and are expected to increase in the future due to increases in the Company's portfolio of operating leases, direct finance leases, and collateralized equipment loans as summarized below (in thousands):

                                                 1999              1998             1997
                                                 ----              ----             ----
Notes receivable, net                         $22,614           $21,878           $3,141
Investment in direct financing leases          17,172             9,668            5,976
Leveraged lease, net                            3,528
Equipment under operating leases, net          41,287            27,751           18,328
                                              -------           -------          -------
                                              $84,601           $59,297          $27,445
                                              =======           =======          =======

         Leasing and finance margin has not increased as quickly as the lease and finance portfolio because of:

         - Changes in the mix of leases and financing transactions originated during 1999 and 1998. An increase in the mix of operating leases compared to direct financing leases and collateralized loans moderated the growth in the related margin. Operating lease margin (rental revenue less depreciation) is recognized on a constant basis over the life of a lease. Finance income is recognized as a fixed percentage of the underlying balance of the note receivable or direct finance lease. Consequently, the margin inherent in an operating lease tends to be recognized later in the life of the lease when compared to a note receivable or a direct finance lease. Therefore, as the portfolio has grown to include a greater percentage of operating leases, leasing margin has not grown to the same extent or as quickly.

         - The timing of the completion of significant lease and finance originations and terminations. A significant customer terminated their leases in late 1997. Thus, the Company recognized lease margin throughout most of 1997, but the asset was sold at year end. The gain on termination of leases was reflected in equipment sales and sales-type lease margin in 1997.

FEE INCOME

         Fee income includes gross profit form the sale to third parties of the Company's interest in notes receivable and direct finance leases. Upon sale, the Company records fee income equal to the difference between the sale price and the carrying value of the related asset. Fee income also includes commissions earned for arranging financing between unrelated parties. Fee income has historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of the subsequent sale of notes receivable and direct finance leases. Fee income decreased $924,000 in 1998 compared to 1997, primarily due to the Company's strategy of holding more transactions for its own account and consequently fewer transactions were sold for fee income. The strategy of holding more transactions continued in 1999, however, fee income increased due to transactions with one customer which resulted in approximately 45% of the year's fee income.

INTEREST EXPENSE

         Consistent with the Company's plan to grow its lease portfolio, it has incurred higher levels of borrowing, and consequently incurred an increase in interest expense, to finance the investment in leases and notes receivable.

SELLING, GENERAL & ADMINISTRATIVE, EXPENSES

         The increases in selling, general & administrative expenses in 1999 and 1998 primarily reflect higher payroll and occupancy costs associated with the growth in the Slot Source reconditioned gaming device division, and legal fees associated with obtaining licensing in the states of Mississippi and Illinois in 1999, and Colorado in 1998, and legal fees in connection with the work out of three accounts which defaulted in 1999.

PROVISION FOR LOSSES

         The provision for losses represents the Company's estimate of the amount expected to be lost related to specific accounts, including estimated losses on future non-cancelable lease rentals and notes receivable. The 1999 provision for loss reflects three customers that defaulted under their financing agreements.

INCOME TAXES

         The Company's effective tax rate was approximately 26% for 1999, and lower than the federal statutory rate of 34% due to the non-deductible amortization of costs related to the acquisition of the DigiDeal Technology Agreement and the reversal of temporary differences at other than the originally expected effective rate.

         The Company's effective income tax rate was approximately 38% in both 1997 and 1998. Effective rates for 1998 and 1997 are higher than the federal statutory rate of 34%, due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's unrestricted cash and cash equivalents totaled $2.9 million at December 31, 1999, compared to $1.3 million at December 31, 1998. Net cash provided by operations activities amounted to $2.3 million in 1999, compared to net cash used in operating activities of $16.8 million in 1998. The increase in cash provided by operating activities in 1999 resulted primarily the cash flow arising from the increase in the Company's portfolio of leases and notes receivable.

         The Company's strategy to increase its financing activities involve a higher level of investment in notes receivable and equipment under operating leases. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the operating activities described above and various forms of recourse and non-recourse borrowings from banks, financial institutions, and financial intermediaries. Payments under the Company's borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings.

         See Note 4 to Notes to Financial statements for a description of the Company's debt financing.

         The Company's current financial resources, including estimated cash flows from operations, the revolving credit and working capital and other facilities which total $71 million (of which $31 million is available as of December 31, 1999) are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities described above, the Company has developed a network of financial institutions to which it sells financial transactions on a regular basis. The Company manages its portfolio to optimize concentration among customers or geographic markets. To achieve this goal, it will from time to time, sell or externally finance transactions originated including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

         The Company has entered into a letter of intent to acquire the capital stock of Four Queens, Inc., which is contingent upon the Company obtaining satisfactory purchase financing. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Substantially all of the Company's borrowings are under fixed interest rates, and maturities are matched with the cash flows of leased assets and notes receivables. In addition, a changing interest rate environment will not impact the Company's margins since the effects of higher or lower borrowing costs would be reflected in the rates for newly originated leases or collateralized loans. Therefore, consistent with the Company's strategy and intention to hold most of its originations to maturity the Company does not have a significant exposure to interest rate changes.

ITEM 8.           FINANCIAL STATEMENTS.

         The company's Consolidated Financial statements, including notes thereto, are listed in Part IV, Item 14, of this report and are included after the signature page beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 23, 1999 the Company determined to solicit proposals from qualified firms to act as the Company's independent auditors for the 1999 calendar year. On November 8, 1999, PricewaterhouseCoopers resigned as the independent accountants of the Company. There were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused them to make a reference to their report on financial statements for such years.

         On January 5, 2000, the Company engaged new independent accountants, Piercy, Bowler, Tayler & Kern Certified Public Accountants & Business Advisors A Professional Corporation ("Piercy Bowler") to audit the Company's financial statements as of, and for the year ended, December 31, 1999. The decision to appoint Piercy Bowler was approved by the Audit Committee of the Board of Directors.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

ITEM 11.         EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the company's fiscal year end.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the company's fiscal year end.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the company's fiscal year end.

                                   PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

(a)              Financial Statements

         The financial statements listed on the accompanying Index of Financial Statements (page F-1) are filed as part of this annual report.

(b)              Reports on Form 8-K

         During the quarter ended December 31, 1999, the Company filed a Form 8-K regarding the resignation of PricewaterhouseCoopers LLP as the Company's accountants, as discussed under ITEM 9 above.

(c)              Exhibits

         Included as Exhibits are the items listed in The Exhibit Index. The Company will furnish to its shareholders of record as of the record date for its 1999 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page.

                                EXHIBIT INDEX



EXHIBIT
  NO.             DESCRIPTION
--------          -----------
   3.1            Amended and Restated Articles of Incorporation(4)
   3.2            Articles of Amendment to Articles of Incorporation(4)
   3.3            Articles of Amendment to Articles of Incorporation(4)
   3.4            Articles of Amendment of Amended and Restated Articles of
                  Incorporation (4)
   3.5            Bylaws of the Registrant (1)
   4.1            Specimen of Common Stock Certificate (1)
   4.3            Form of Warrant to Purchase  25,000  Shares of Common  Stock,
                  dated  December 15,  1994,  issued to Miller & Schroeder
                  Investments Corporation(2)
   4.4            Form of Warrant to Purchase 145,000 Shares of Common Stock,
                  dated May 24, 1994 (2)
   10.1           Industrial Real Estate Lease dated April 29, 1997, between the
                  Registrant, as Tenant, and Patrick Commerce Center, LLC, as
                  Landlord (4)
   10.2           1993 Stock Option Plan, as amended (1)
   10.3           Form of Incentive Stock Option Agreement (1)
   10.4           Form of Non-Qualified Stock Option Agreement (1)
   10.5           Employment Agreement between the Registrant and Johan P.
                  Finley (1)
   10.7           Employment Agreement between the Registrant and Peter D.
                  Cleary (3)
   10.8           Employment Agreement between the Registrant and Lona M. B.
                  Finley (1)
   10.9           Employment Agreement between the Registrant and Steven M. Des
                  Champs (6)
   10.10          Form of Tax Indemnification Agreement between the Registrant and Johan P. Finley (1)
   10.11          Revolving Credit and Security Agreement, dated April 9, 1997 between BNY Financial Corporation as Lender and as Agent and the Registrant and PDS Financial Corporation-Nevada as
                  Borrowers (4)
   10.12          Loan and Security Agreement, dated October 29, 1998 between
                  Heller Financial, Inc., as Lender and the Registrant as
                  Borrower (5)
   10.13          Loan and Security Agreement, dated October 29, 1998 between
                  Heller Financial, Inc., as Lender and PDS Financial
                  Corporation-Nevada, as Borrower (5)
   10.14          Master Loan Agreement by and among the Registrant, PDS
                  Financial Corporation - Nevada and Miller & Schroeder
                  Investments Corporation, date May 26, 1998 (5)
   10.15          Master Loan Agreement by and among the Registrant, PDS
                  Financial Corporation - Nevada and Miller & Schroeder
                  Investments Corporation, date December 15, 1998 (6)
   10.16          Loan Agreement, dated October 11, 1999 between U.S. Bank, as
                  Lender and the Registrant as Borrower
   10.17          Loan and Security Agreement, dated April 28, 1999 between
                  SunWest Bank as Lender and PDS Financial Corporation -
                  Nevada as Borrower
   10.18          Master Revolving Line of Credit-Promissory Note by and
                  among the Registrant, PDS Financial Corporation - Nevada and
                  Nevada State Bank, dated April 22, 1999


   10.19          Master Loan Agreement by and among the Registrant, PDS
                  Financial Corporation - Nevada, PDS Financial
                  Corporation - Mississippi and Miller & Schroeder Investments
                  Corporation, dated October 28, 1999
   10.20          Master Loan Agreement by and among the Registrant, PDS
                  Financial Corporation - Nevada and Miller & Schroeder
                  Investments Corporation, dated October 28, 1999
   10.21          Agreement for Technology Transfer, Manufacture,
                  Distribution and Affecting Patent, Trademark and Copyrights by and among the Registrant and Digideal Corporation dated
                  June 16, 1999 (7)
   10.22          Agreement For Technology Transfer, Manufacture,
                  Distribution and Affecting Patent, Trademark and Copyrights
                  (Sovereign Nations) dated June 16, 1999 (7)
   10.23          First Modification of Agreement For Technology Transfer,
                  Manufacture, Distribution and Affecting Patent, Trademark and Copyrights dated June 16, 1999 (7)
   10.24          Warrant to Purchase Common Stock of PDS Financial
                  Corporation issued to Digideal Corporation in connection with the Agreement for Technology, Transfer, Manufacture,
                  Distribution and Affecting Patent, Trademark and Copyrights, dated June 16, 1999
   10.25          Warrant to Purchase Common Stock of PDS Financial
                  Corporation issued to Digideal Corporation in connection with the Agreement for Technology, Transfer, Manufacture,
                  Distribution and Affecting Patent, Trademark and Copyrights, dated June 16, 1999
   21.1           Subsidiaries of the Registrant
   23.1           Consent of Independent Accountants
   23.2           Consent of Independent Accountants
   27.1           Financial Data Schedule for the year ended December 31, 1999
   99.1           Cautionary Statements

   ---------------
   (1) Incorporated by reference to the Registrant's previously filed Form SB-2 Registration Statement No. 33-76948C
   (2) Incorporated by reference to the Registrant's previously filed Form SB-2 Registration Statement No. 33-88692
   (3) Incorporated by reference to the Registrant's previously filed Form 10-KSB for the year ended December 31, 1995
   (4) Incorporated by reference to the Registrant's previously filed Form 10-KSB for the year ended December 31, 1997
   (5) Incorporated by reference to the Registrant's previously filed Form 10-QSB for the quarter ended June 30, 1998
   (6) Incorporated by reference to the Registrant's previously filed post effective amendment on Form S-3 to Form SB-2
                  Registration Statement No. 333-49199
   (7) Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 1999

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         PDS Financial Corporation

         By:  /s/  Johan P. Finley                  Date:  March 29, 2000
            -------------------------------------
              Johan P. Finley, Chief Executive
              Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

    Name                                            Title
    ----                                            -----

By /s/ Johan P. Finley                      Chairman of the Board,
  --------------------------                Chief Executive Officer,
   Johan P. Finley                          President and Director
                                            (Principal Executive Officer)


By  /s/ Peter D. Cleary                     Director,
  --------------------------                President,
   Peter D. Cleary                          Chief Operating Officer
                                            Interim Chief Financial Officer


By /s/ Joel M. Koonce                       Director
  --------------------------
   Joel M. Koonce

By /s/ James L. Morrell                     Director
  --------------------------
   James L. Morrell

By /s/ Lona M. Finley                       Director
  --------------------------
   Lona M.Finley

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      Documents filed as part of this report:                                                            Page
                                                                                                            ----
1.       Consolidated Financial Statements:

         Reports of Independent Accountants                                                                  F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998                                        F-3

         Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
              for the Years Ended December 31, 1999, 1998 and 1997                                           F-4

         Consolidated Statement of Stockholders' Equity for the Years Ended
              December 31, 1999, 1998 and 1997                                                               F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,                        F-6
              1998 and 1997
         Notes to Consolidated Financial Statements                                                   F-7 - F-16


REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders of PDS Financial
Corporation:

         We have audited the accompanying consolidated balance sheet of PDS Financial Corporation and subsidiaries as of December 31, 1999 and related consolidated statements of income (loss) and comprehensive income (loss), and stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDS Financial Corporation and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors,
A Professional Corporation

Las Vegas, Nevada
March 8, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PDS Financial Corporation:

         In our opinion, the accompanying balance sheet as of December 31, 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of PDS Financial Corporation and subsidiaries (the "Company") at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of PDS Financial Corporation and subsidiaries for any period subsequent to December 31, 1998.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 23, 1999

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

ASSETS                                                                                    1999               1998
                                                                                    --------------       -------------

Cash and cash equivalents,                                                          $   2,860,000        $   1,269,000
Restricted cash                                                                         2,831,000            3,166,000
Notes, accounts, and leases receivable, net                                            48,616,000           32,881,000
Equipment under operating leases, net                                                  41,287,000           27,751,000
Equipment held for sale or lease                                                        6,616,000           10,002,000
Refundable income tax deposits                                                            403,000              522,000
Deferred income taxes                                                                     976,000              583,000
Other assets, net                                                                       4,444,000            3,455,000
                                                                                    --------------       -------------
                                                                                    $ 108,033,000        $  79,629,000
                                                                                    ==============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
    Equipment vendors                                                               $   6,363,000        $  13,427,000
    Other                                                                                 717,000            1,117,000
Customer deposits                                                                       7,141,000            1,357,000
Notes payable                                                                          66,549,000           37,505,000
Subordinated debt                                                                      13,323,000           13,165,000
Accrued expenses and other                                                              3,836,000            2,524,000
                                                                                    --------------       -------------
                                                                                       97,929,000           69,095,000
                                                                                    --------------       -------------
Stockholders' equity:
    Common stock, $.01 par value, 20,000,000 shares authorized, 3,683,753 and
     3,648,211 shares issued and outstanding
     at December 31, 1999 and 1998                                                         37,000               36,000
    Additional paid-in capital                                                         11,546,000           11,268,000
    Accumulated other comprehensive loss                                                                       (25,000)
    Deficit                                                                            (1,479,000)            (745,000)
                                                                                    --------------       -------------
                                                                                       10,104,000           10,534,000
                                                                                    --------------       -------------
                                                                                    $ 108,033,000        $  79,629,000
                                                                                    ==============       =============

                See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                        1999              1998             1997
                                                                   -------------     ------------      -------------
REVENUES:
   Equipment sales                                                   $ 6,146,000      $20,522,000       $17,482,000
   Revenue from sales-type leases                                      7,699,000        3,964,000        14,480,000
   Operating lease rentals                                            12,426,000        6,750,000        11,406,000
   Finance income                                                      5,511,000        3,033,000         1,575,000
   Fee income                                                          3,697,000        1,746,000         2,670,000
                                                                   -------------     ------------      ------------
                                                                      35,479,000       36,015,000        47,613,000
                                                                   -------------     ------------      ------------

COSTS AND EXPENSES:
   Equipment sales                                                     6,740,000       17,257,000        15,123,000
   Sales-type leases                                                   6,622,000        3,386,000        13,654,000
   Depreciation on leased equipment                                    8,773,000        4,931,000         8,589,000
   Interest                                                            8,133,000        5,062,000         4,260,000
   Selling, general and administrative                                 4,810,000        4,681,000         3,840,000
   Collection and asset impairment provisions                          1,395,000          123,000           628,000
                                                                   -------------     ------------      ------------
                                                                      36,473,000       35,440,000        46,094,000
                                                                   -------------     ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                             (994,000)         575,000         1,519,000
INCOME TAXES (BENEFIT)                                                  (260,000)         219,000           577,000
                                                                   --------------    ------------      ------------

NET INCOME (LOSS)                                                       (734,000)         356,000           942,000

OTHER COMPREHENSIVE INCOME, NET OF TAX                                    25,000           12,000            45,000
                                                                   -------------     ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                          $  (709,000)     $   368,000       $   987,000
                                                                   ==============    ============      ============

NET INCOME (LOSS) PER SHARE:
     Basic                                                               ($0.20)            $0.10             $0.30
     Diluted                                                             ($0.20)            $0.09             $0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                             3,684,000        3,611,000         3,184,000
     Diluted                                                           3,684,000        3,784,000         3,620,000


              See notes to the consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                        ACCUMULATED
                                                  COMMON STOCK             ADDITIONAL       OTHER
                                           ---------------------------       PAID-IN    COMPREHENSIVE
                                              SHARES         PAR VALUE       CAPITAL    INCOME (LOSS)      DEFICIT          TOTAL
                                           ----------        ---------     -----------  -------------    -----------    ----------
BALANCES, JANUARY 1, 1997                   3,119,816         $31,000       $7,952,000    $(203,000)    $(2,043,000)    $5,737,000

Conversion of subordinated debentures         240,220           2,400        1,018,000                                   1,020,400

Exercise of stock options, including tax
    benefit of $296,600                       163,936           1,600          762,000                                     763,600

Unrealized holding gains on securities
    net of income taxes                                                                      45,000                         45,000

Reclassification from net income                                                            121,000                        121,000

Net income                                                                                                   942,000       942,000
                                           ----------        ---------     -----------   ----------      -----------    ----------

BALANCES, DECEMBER 31, 1997                 3,523,972          35,000        9,732,000      (37,000)      (1,101,000)    8,629,000

Conversion of subordinated debentures          11,810                           50,000                                      50,000

Exercise of warrants                           45,747             400           14,600                                      15,000

Exercise of stock options, including tax
    benefit of $61,000                         66,682             600          368,000                                     368,600

Issuance of stock purchase warrants                                          1,103,400                                   1,103,400

Unrealized holding gains on securities
    net of income taxes                                                                      12,000                         12,000

Net income                                                                                                   356,000       356,000
                                           ----------        --------     ------------    ---------     ------------   -----------

BALANCES, DECEMBER 31, 1998                 3,648,211          36,000       11,268,000      (25,000)       (745,000)    10,534,000

Exercise of stock options, including tax

    benefit of $28,000                         34,896             700          175,000                                     175,700

Issued pursuant to Employee
    Stock Purchase Plan                           646             300            3,000                                       3,300

Issuance of stock purchase warrants                                            100,000                                     100,000

Unrealized holding gains on securities
    net of income taxes                                                                      25,000                         25,000

Net loss                                                                                                   (734,000)     (734,000)
                                           ----------        --------     ------------      -------      -----------  ------------

BALANCES, DECEMBER 31, 1999                 3,683,753         $37,000      $11,546,000                  $(1,479,000)   $10,104,000
                                            =========         =======      ===========    =========     ============   ===========

See notes to the consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         1999             1998             1997
                                                                   --------------    -------------     ------------
OPERATING ACTIVITIES
   Net cash provided by (used in) operating activities                $2,321,000     $(16,789,000)      $12,810,000
                                                                   -------------     -------------     -------------
INVESTING ACTIVITIES
   Purchases of equipment for leasing                                   (129,000)      (7,226,000)      (11,041,000)
   Proceeds from sale of equipment under operating leases                               3,701,000        14,717,000
   Other                                                                (922,000)        (260,000)         (119,000)
                                                                   --------------    -------------     -------------

   Net cash provided by (used in) investing activities                (1,051,000)      (3,785,000)        3,557,000
                                                                   --------------    -------------     ------------

FINANCING ACTIVITIES
   Proceeds from discounting operating lease rentals                                      692,000         4,700,000
   Proceeds from borrowings                                           26,541,000       42,253,000        10,511,000
   Payment of debt issue costs                                                         (1,560,000)
   Repayment of borrowings                                           (26,499,000)     (21,700,000)      (32,940,000)
   Proceeds from exercise of stock options and warrants                  279,000          293,000           467,000
                                                                   -------------     ------------      ------------

   Net cash provided by (used in) financing activities                   321,000       19,978,000       (17,262,000)
                                                                   --------------    ------------       ------------

CHANGE IN CASH AND CASH EQUIVALENTS
   Net increase (decrease) during the year                             1,591,000         (596,000)         (895,000)

   Balance, beginning of year                                          1,269,000        1,865,000         2,760,000
                                                                   -------------      -----------      ------------

   Balance, end of year                                            $   2,860,000     $  1,269,000      $  1,865,000
                                                                   =============     ============      ============

See notes to the consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION. PDS Financial Corporation and subsidiaries (the "Company") engages principally in the leasing and financing of gaming equipment. Beginning in 1997, the Company began reconditioning for disposition gaming equipment that it acquired at the end of the lease or through open market purchases. This reconditioning process and related sales and distribution effort (known as PDS Slot Source, an operating division) is viewed by management as an integral part of the Company's leasing and financing activities. The Company's specialized operating lease program for slot machines and other electronic gaming devices has been known as SlotLease since 1996. The Company conducts its leasing and financing and sales activities in substantially all domestic United States gaming jurisdictions and, to a lesser extent, certain other countries and could be affected by adverse changes in economic conditions in those areas.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. For the Company, these are principally the estimates of residual values, collectibility of notes, accounts, and leases receivable and valuation of equipment held for sale or lease. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of PDS Financial Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE AND COST RECOGNITION. The Company's leasing activities include operating, direct finance, sales-type, and leveraged leases. For all types of leases, the determination of profit considers the estimated value of equipment at lease termination, referred to as the residual value. For operating leases, revenue and depreciation on the leased equipment are recorded on the straight-line method over the term of the lease. Direct finance and sales-type leases are similar in that substantially all of the benefits and risks of ownership of the leased equipment are transferred to the lessee, and interest income is recognized at a constant percentage return on the asset carrying value. The carrying value consists of the present value of the future lease payments plus any unguaranteed residual, sometimes referred to herein as the lease receivable. A dealer's profit or loss on the subject equipment is recognized at the inception of a sales-type lease. Investment in leveraged leases consists of rentals receivable (net of principal and interest on nonrecourse debt), plus the estimated residual values of the equipment, and minus unearned income which is recognized at a constant percentage return on the investment over the lease term. After the inception of a lease, the Company may discount or sell notes and future lease payments to reduce or recover its investment in the asset.

Initial direct costs related to leases and notes receivable are capitalized as part of the related asset and amortized over the term of the agreement using the interest method, except for operating leases, for which the straight line method is used.

Equipment, consisting primarily of gaming devices, held for lease or sale is valued at the lower of average unit cost or net realizable value. Revenue is recognized when title transfers to the customer upon shipment of reconditioned gaming devices or upon the exercise of a purchase option under an operating lease.

FEE INCOME. The difference between the sale price and the carrying value of the notes and lease receivables sold is included in fee income. Fee income also includes commissions earned for arranging financing between unrelated parties.

CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts. Excluded from cash equivalents at December 31, 1999 and 1998 is restricted cash consisting of proceeds from borrowings legally restricted for certain transactions and expected to be completed within three months or less of such dates.

OTHER ASSETS, NET. Property and equipment is included in this classification and consists primarily of furniture, equipment and leasehold improvements stated at cost less depreciation and amortization calculated using the straight-line method over the estimated useful lives. Also included are direct costs incurred in obtaining debt that are being amortized over the term of the underlying financing agreement using the interest method and costs to obtain licenses to own and distribute gaming devices and associated equipment that are amortized over three years on a straight-line basis.

ALLOWANCE FOR LOSSES. An allowance for losses is maintained at levels determined by management to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant, are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair valued of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

NET INCOME (LOSS) PER SHARE. The Company calculated basic and diluted net income
(loss) per share as follows for the years ended December 31:

                                                                          1999            1998             1997
                                                                       --------     -------------    -------------
Net income (loss), basic                                              ($734,000)         $356,000          $942,000
Interest expense on
     subordinated debt, net of tax                                                                           86,000
                                                                     -----------       ----------        ----------
Net income (loss), diluted                                           ($ 734,000)       $  356,000        $1,028,000
                                                                     ===========       ==========        ==========

Per share amounts:
     Basic                                                               ($0.20)            $0.10             $0.30
     Diluted                                                             ($0.20)            $0.09             $0.28
Weighted average shares outstanding:
     Basic (weighted average shares outstanding)                       3,684,000        3,611,000         3,184,000
     Effect of dilutive options                                                           155,000           137,000
     Effect of dilutive warrants                                                           18,000
     Effect of subordinated debt                                                                            299,000
                                                                     -----------       ----------        ----------
     Diluted                                                           3,684,000        3,784,000         3,620,000
                                                                     ===========       ==========        ==========

Options to purchase 802,000 shares of common stock, and warrants to purchase 1,290,000 shares of common stock were not included in the computation of diluted earnings per share for 1999 because the effect would be anti-dilutive. In addition, the exercise price was greater than the average market price of the common stock for the year. The weighted average exercise price for these options and warrants was $4.71 and $9.44 as of December 31, 1999. These options and warrants expire at various dates through 2009. Weighted-average exercise prices ($11.28 in 1998 and $5.60 in 1997) in excess of average market prices caused options and warrants to purchase common shares (984,500 in 1998 and 337,200 in 1997) to be excluded from the computation of diluted earnings in those years.

STOCK COMPENSATION. The Company accounts for stock based employee compensation (Note 7) using the intrinsic value method in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

RECLASSIFICATIONS. Certain items in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  NOTES, ACCOUNTS, AND LEASES RECEIVABLE:

Notes, accounts, and leases receivable consist of the following as of December
31:

                                                             1999                1998
                                                         ------------        ------------
Notes receivable bearing interest at 8.5% to 15.3%       $ 23,449,000        $ 23,535,000
Minimum direct finance lease payments                      20,679,000          11,497,000
Leveraged leases, net                                       7,121,000
Unsecured revolving line bearing interest at 13%            1,734,000
                                                         ------------        ------------
                                                           52,983,000          35,032,000
Unearned lease income, direct finance leases               (3,407,000)         (1,814,000)
Unearned income, leveraged leases                          (3,593,000)
Unamortized discounts                                        (331,000)           (312,000)
                                                         ------------        ------------
                                                           45,652,000          32,906,000
Accounts and other                                          5,302,000           1,335,000
Allowance for uncollectible accounts                       (2,338,000)         (1,360,000)
                                                         ------------        ------------
                                                         $ 48,616,000        $ 32,881,000
                                                         ============        ============

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  NOTES, ACCOUNTS, AND LEASES RECEIVABLE (CONTINUED):

Notes and direct finance lease receivables are due in monthly installments, generally collateralized by casino-related equipment and furnishings. The Company is also committed to fund up to $5,000,000 under an unsecured revolving line of credit receivable in monthly installments of principal and interest of approximately $86,000. Leveraged leases net includes estimated residuals of $6,557,000 and deferred tax liabilities associated with these leases are not material.

At December 31, 1999, future minimum payments receivable on notes and leases (both direct finance leases and the leveraged leases) are as follows:


YEAR ENDING DECEMBER 31,                                NOTES               LEASES           TOTAL
------------------------                             ------------       ------------     ------------
     2000                                            $ 11,196,000       $  7,312,000     $ 18,508,000
     2001                                               6,201,000          6,303,000       12,504,000
     2002                                               7,731,000          9,822,000       17,553,000
     2003                                                  55,000          3,116,000        3,171,000
     2004                                                                    688,000          688,000
     Other                                                                   559,000          559,000
                                                     ------------       ------------     ------------
                                                     $ 25,183,000       $ 27,800,000     $ 52,983,000
                                                     ============       ============     ============

Included in the preceding table are notes and leases receivable from two customers totaling $4,053,000 (all in 2000) upon which no payments are currently being received. At December 31, 1999, specific allowances for doubtful collection provided for these and receivables from two other customers totaled $2,337,000. The maximum losses that the Company would incur if these customers failed to completely perform and the collateral were unavailable or of no value would be $1,716,000 after allowances provided. At December 31, 1998, specific allowances relating to one of these customers totaled $1,200,000. Interest income earned (and received) on impaired notes receivable for 1999, 1998 and 1997 was not material.

Changes in the allowance for uncollectible receivables are as follows:

                                                                    1999                      1998
                                                                 ----------                ----------
Balance, beginning of year                                       $1,360,000                $1,283,000
                                                                 ----------                ----------
   Charge-offs
   Recoveries                                                        17,000                    46,000
                                                                 ----------                ----------
Net recoveries (charge-offs)                                         17,000                    46,000
   Collection provision                                             995,000                   123,000
                                                                 ----------                ----------
Balance, end of year                                             $2,338,000                $1,360,000
                                                                 ==========                ==========

The estimated fair value of notes and direct finance leases receivable approximates their carrying value. The fair value is estimated using discounted cash flow analysis and interest rates currently offered by the Company for obligations with similar terms and credit risk.

3. EQUIPMENT UNDER OPERATING LEASES AND DISCOUNTED LEASE OBLIGATIONS:

Equipment under operating leases consists of gaming equipment and casino hotel related equipment leased for periods ranging from 6 to 48 months as follows:

                                                                     1999                      1998
                                                                     ----                      ----
Gaming and related                                              $55,653,000               $34,482,000
Impairment allowance                                               (400,000)
Less accumulated depreciation                                   (13,966,000)               (6,731,000)
                                                                -----------               -----------
                                                                $41,287,000               $27,751,000
                                                                ===========               ===========

Lessees generally have the future right to purchase the equipment for fair value at the termination of the lease.

At December 31, 1999, future minimum lease payments to be received by the Company on non-discounted operating leases for the years ending December 31, 2000 through 2003 are approximately $14,086,000, $11,817,000, $8,361,000, and
$2,712,000 respectively.

On occasion, the Company collateralizes borrowings from financial institutions with operating lease rentals and the related equipment. The borrowings at December 31, 1999 and 1998 are not material and are classified as notes payable in the accompanying consolidated balance sheet.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  EQUIPMENT UNDER OPERATING LEASES AND DISCOUNTED LEASE OBLIGATIONS
(CONTINUED):

Interest expense on discounted lease obligations totaled $43,000, $274,000, and $1,976,000 in 1999, 1998 and 1997, respectively. At December 31, 1999, the effective interest rates on discounted lease rentals ranged from 8.7% to 10.5%.

4.  NOTES PAYABLE AND SUBORDINATED NOTES:

Recourse and non-recourse obligations consist of the following:

                                                                                       1999                       1998
                                                                                    ------------             -------------
    Lines of credit with a maximum aggregate balance of $46,000,000 bearing interest at rates from 7.3% to 10.3%, secured by related
    investment in leases and equipment held for sale or lease                        $26,351,000              $14,908,000

    Equipment notes bearing interest at rates from 8.0% to 15%, secured by related investment in leases:

       Recourse                                                                       18,472,000               17,234,000
       Non-recourse                                                                   23,244,000                6,737,000
                                                                                    ------------             ------------
                                                                                      68,067,000               38,879,000
    Unamortized loan discounts                                                       (1,518,000)              (1,374,000)
                                                                                    ------------             ------------
                                                                                     $66,549,000              $37,505,000
                                                                                    ============             ============

Principal and interest payments on the recourse and nonrecourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the borrower. Under nonrecourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against the borrower.

Certain of the Company's lines of credit restrict the payment of dividends. The also contain certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to worth ratio, cash flow coverage, and minimum interest expense coverage ratio.

Recourse equipment notes include borrowings of $2.8 million at December 31, 1999, which have been funded by the lending source into escrow. The funding amounts are classified as restricted cash. Such amounts will be released from escrow and utilized to pay for equipment under lease as lease schedules are originated.

In May 1998, the Company issued $13,800,000 of 10% senior subordinated notes due on July 1, 2004 that included 690,000 detachable stock purchase warrants with an exercise price of $12.25 valued at $690,000 ($477,000 unamortized as of December 31, 1999). Interest is payable quarterly. Pursuant to the terms of the indenture, beginning July 1, 2000, a total of $2.1 million of the subordinated notes will be randomly selected each year for mandatory redemption. In addition to mandatory redemptions, the Company may also redeem the subordinated notes, in part or in full, at any time at par plus accrued interest and any premium, if applicable. The entire unpaid principal balance and unpaid interest thereon, is due and payable on July 1, 2004.

In 1993, the Company issued unsecured subordinated debentures convertible into shares of common stock of the Company using a per share conversion price of $4.25. During 1998 and 1997, approximately $50,000 and $1,020,400 of debentures were converted into 11,810 and 240,220 shares of common stock.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recourse and nonrecourse notes payable and subordinated notes as of December 31, 1999, mature as follows:

                                                                   Recourse Notes        Nonrecourse           Subordinated
                                                                       Payable          Notes Payable              Notes
                                                                   --------------       -------------         -------------
            Year ending December 31, 2000                             $17,958,000          $8,629,000            $2,070,000
                                     2001                              16,340,000           8,988,000             2,070,000
                                     2002                               6,875,000           4,168,000             2,070,000
                                     2003                               3,650,000           1,459,000             2,070,000
                                     2004 and thereafter                                                          5,520,000
                                                                   --------------       -------------         -------------
                                                                      $44,823,000         $23,244,000           $13,800,000
                                                                   ==============       =============         =============

The Company estimates that the fair value of its borrowings approximates the carrying value based on terms currently available.

5.  INCOME TAXES

The following summarizes the components of deferred income taxes included in the Company's consolidated balance sheets at December 31:

                                                            1999                       1998
                                                         -----------             -------------
          Deferred tax assets:
               Net operating loss carry forward           $2,185,000                $1,502,000
               Asset valuation allowances                    723,000                   279,000
               Customer deposits and prepaid rent          1,130,000
               Other                                         266,000                   119,000
                                                         -----------             -------------
          Total deferred tax assets                        4,304,000                 1,900,000
                                                         -----------             -------------

          Deferred tax liabilities:
               Lease transactions                         (2,956,000)               (1,197,000)
               Initial direct costs                         (372,000)                 (120,000)
                                                         ------------            --------------
          Total deferred tax liabilities                  (3,328,000)               (1,317,000)
                                                         ------------            --------------

          Net deferred tax assets                         $  976,000                $   583,000
                                                         ===========             ==============

Net operating loss carryforwards of approximately $6,100,000 will be an available deduction from future taxable income, expiring approximately 45% in 2010 and prior, and approximately 55% in 2018 and after. Realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset will be realized and therefore no valuation allowance is deemed necessary.

The provision (benefit) for income taxes is comprised as follows:

                                                                              1999             1998            1997
                                                                           ----------        ---------        --------
Current                                                                                      ($22,000)        $130,000
Deferred                                                                   ($260,000)         241,000          447,000
                                                                           ----------        ---------        --------
                                                                           ($260,000)        $219,000         $577,000
                                                                           ==========        =========        ========

The difference between the normal federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:

                                                                            1999               1998           1997
                                                                           ----------        ---------        --------
Income taxes at federal statutory rate                                     ($338,000)        $196,000         $517,000
State income taxes, net of federal effect                                    (10,000)          12,000           31,000
Non-deductible amortization of asset acquisition costs                        57,000
Reversal of temporary differences at other than
  expected effective rate                                                     34,000

Other, net                                                                    (3,000)          11,000           29,000
                                                                           ----------        ---------        --------
                                                                           ($260,000)        $219,000         $577,000
                                                                           ==========        =========        ========

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCKHOLDERS' EQUITY

STOCK OPTION PLAN. The Company established the 1993 Stock Option Plan (the Plan) to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors (the Committee). The Plan provides that options granted thereunder may be either incentive stock options (ISOs) or nonqualified stock options. At December 31, 1999, the maximum number of shares of common stock available for grant under the Plan was 1,350,000.

Options may have a maximum term of up to ten years. The exercise price of ISOs granted under the Plan must be at least equal to the fair value of the common stock on the date of grant. The exercise price of nonqualified options must be at least equal to 85% of the fair value of the common stock on the date of grant. If an option expires, terminates or is canceled, the shares not purchased thereunder become available for additional option awards under the Plan. The Plan expires on April 1, 2003. Newly elected non-employee directors of the Company receive an initial grant of non-qualified options to purchase 5,000 shares of common stock upon election to the Board.

Option activity is summarized as follows:

                                                   OPTIONS                                        WEIGHTED
                                                AVAILABLE FOR              OPTIONS             EXERCISE PRICE
                                                    GRANT                OUTSTANDING              PER SHARE
                                                    -----                -----------              ---------
Balances, December 31, 1996                        438,000                 547,000                  $3.22
                                                   -------                 -------                  -----
     Granted                                      (178,500)                178,500                   3.66
     Exercised                                                            (163,500)                  2.86
     Cancelled                                       9,500                  (9,500)                  3.08
                                                   -------                 -------                  -----
Balances, December 31, 1997                        269,000                 552,500                   3.47
     Increase in number of shares available        250,000
     Granted                                      (341,000)                341,000                   7.65
     Exercised                                                             (71,500)                  3.96
     Cancelled                                      53,000                 (53,000)                  5.20
                                                   -------                 -------                  -----
Balances, December 31, 1998                        231,000                 769,000                   5.16
     Granted                                      (258,000)                258,000                   3.26
     Exercised                                                             (56,000)                  2.60
     Cancelled                                     169,000                (169,000)                  5.28
                                                   -------                 -------                  -----
Balances, December 31, 1999                        142,000                 802,000                  $4.80
                                                   =======                 =======                  =====

Options exercisable at December 31, 1999                                   284,000                  $3.86
                                                                           =======                  =====

 The following table summarizes stock options outstanding at December 31, 1999:

                                                   Options Outstanding                         Options Exercisable
                                                   -------------------                   -----------------------------
                                             Number of    Weighted Average                Number of   Weighted Average
                                             Options         Remaining                     Options        Remaining
     Range of Exercise Prices               Outstanding    Contractual Life              Outstanding  Contractual Life
     ------------------------               -----------    ----------------              -----------  ----------------
            $1.50 - $2.50                     148,000              7.5                      65,000           5.8
            $2.51 - $5.00                     418,000              7.4                     171,000           4.1
            $5.01 - $7.50                      75,000              8.3                      15,000           8.0
            $7.50 - $10.05                    161,000              8.4                      33,000           8.3
                                              -------                                     --------
                                              802,000                                      284,000
                                              =======                                     ========

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCKHOLDERS' EQUITY (CONTINUED)

At December 31, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.50 - $10.05, and 7.0 years, respectively. Had the Company used the fair value-based method of accounting and recognized compensation expense over the vesting period as provided for in Financial Accounting Standards Board Statement No. 123, STOCK BASED COMPENSATION, net income and net income per share for 1999, 1998 and 1997 would have been as follows:

                                                                           1999              1998              1997
                                                                           ----              ----              ----
Pro forma net income (loss):
     Basic                                                          $(1,137,000)           $4,000          $879,000
     Diluted                                                         (1,137,000)            4,000           964,000
Pro forma net income (loss) per share:
     Basic                                                               $(0.31)            $0.00             $0.28
     Diluted                                                             $(0.31)             0.00              0.27

The pro forma information above only includes stock options granted after December 31, 1994. Pro forma compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

The weighted-average grant-date fair value of options granted was $0.86, $2.57, and $2.35 per option for 1999, 1998 and 1997, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the "Black-Scholes" option-pricing model and the following key assumptions:

                                                                       1999              1998             1997
                                                                       ----              ----             ----
Risk-free interest rate                                                6.3%              5.2%             6.2%
Expected life                                                       5 years           5 years           5 years
Expected volatility                                                     60%               60%              70%
Expected dividends                                                        0                 0                0


PREFERRED STOCK. The Company's Articles of Incorporation, as amended, authorize the issuance of 2,000,000 shares of preferred stock, par value $0.01 per share. The rights, preferences and privileges of the authorized preferred shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

WARRANTS. In June 1999, the Company issued a warrant to purchase approximately 5% of the Company's common stock, or 184,000 shares of common stock to DigiDeal Corporation ("DigiDeal") as part of its purchase of certain intellectual property rights from DigiDeal covered by an agreement for technology transfer, manufacture, distribution and affecting patent trademark and copyrights (the Technology Agreement). These warrants have an exercise price of $3.75 per share, expire in 2004 and are exercisable only upon the achievement of certain levels of revenues from Designated Products, as defined. An additional warrant was granted to DigiDeal Corporation for the right to purchase an additional 184,000 shares of common stock of the Company once revenues from Designated Products reach certain levels (2.5% upon achievement of each of two goals). The Company valued these warrants at a total of $500,000, which was treated as an asset, with a corresponding entry to additional paid in capital, and will be amortized over the life of the Technology Agreement. The Company has reciprocal rights to purchase up to 10% of the common shares of DigiDeal at $1.35 per share.

In 1998, the Company issued 690,000 detachable stock purchase warrants as part of the Subordinated Notes offering. These warrants have an exercise price of $12.25 per share and expire in 2003, are exercisable beginning on May 4,1999. The Company also issued a warrant to purchase 50,000 shares of common stock to the underwriter for the Subordinated Notes offering, and such warrants have the same terms as the warrants described in the preceding sentence, except that such warrants are exercisable beginning on May 4, 2000. The Company valued these warrants at a total of $740,000, of which $690,000 was treated as a debt discount, and $50,000 as deferred debt issue costs, with a corresponding entry to additional paid in capital. Also in 1998, the Company issued warrants to purchase 181,700 shares of common stock to a financial institution in partial consideration for the approval of a $25 million revolving line of credit. These warrants have an exercise price of $4.66 per share, expire in 2003 and were exercisable as of October 1998.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCKHOLDERS' EQUITY (CONTINUED)

The Company valued these warrants at a total of $363,400, which was treated as deferred debt issue costs, with a corresponding entry to additional paid in capital.

In 1994, the Company issued warrants (the "IPO Warrants") to purchase up to 170,000 shares of its common stock to the underwriter in connection with the initial public offering of its common stock and a certain lender in connection with bridge note financing. The warrants are exercisable into common stock at $6.00 per share had a cash-less exercise provision and expired in 1999. During 1998, a total of 121,500 warrants were surrendered to the Company resulting in proceeds to the Company of $15,000 and issuance of approximately 45,700 shares of common stock. There were no warrants surrendered in 1999.

7.  EMPLOYEE MATTERS

BENEFIT PLANS. The Company maintains a contributory defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC) and covers eligible employees. Company contributions are at the discretion of the Board of Directors up to 5% of the individual employee earnings. The Company's contributions to the plan in 1999, 1998 and 1997 were not material.

EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with its three officers for periods ranging from one to five years. Each of the agreements contain noncompete clauses which continue from one to two years following termination of employment. The agreements, among other things, provide for initial base salaries, benefits and payment of both performance and discretionary bonuses. The agreements are automatically extended for additional one-year periods unless notice of nonextension is given.

8.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT

During 1999, no customer accounted for more than 10% of revenues. During 1998, three customers accounted for 20%, 19%, and 16% of revenue, respectively, and in 1997, one of these customers and two others accounted for 37%, 18%, and 11% of revenues, respectively.

During 1999, one customer accounted for 54% of fee income. During 1998 and 1997, no customer accounted for more than 10% of fee income.

As of December 31, 1999, the Company's five largest customers represented 11%, 8%, 6%, 6%, and 4% of the total note and lease portfolio of $84,601,000. No other customer represented more than 2% of the note and lease portfolio.

Based on the carrying value of the underlying notes and leases, 97% of the Company's portfolio is located in the United States, with 60%, 14%, and 13% in the states of Nevada, Colorado, and Mississippi.

9.  COMMITMENTS AND CONTINGENCIES:

The Company leases office and space for its reconditioning activities under terms of various noncancelable operating leases expiring through 2004. The lease agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of the operating expenses. Rent expense was approximately $494,000, $470,000 and $305,000 in 1999, 1998, and 1997.

Future minimum lease payments under these leases are as follows:


Year Ending December 31,
------------------------
     2000                                                      $476,000
     2001                                                       488,000
     2002                                                       525,000
     2003                                                       540,000
     2004                                                       554,000
                                                            -----------
                                                             $2,583,000

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  SEGMENT INFORMATION:

The Company conducts business with external customers through the operations of its PDS Slot Source ("Slot Source") and PDS Finance ("Finance") segments. In addition, employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of Slot Source and Finance. The costs associated with these activities (SG & A) are not separately allocated to each business unit. Prior to 1999, the activities of Slot Source and Finance were conducted as one reporting segment.

The accounting policies of each business unit are the same as those described in
Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on earnings before income taxes. Financial performance measurements for Slot Source, Finance, and SG & A are set forth below for the year ended December 31, 1999.

                                                        Slot Source        Finance          SG & A               Total
                                                        -----------      -----------      ------------        -----------
Revenues                                                $13,845,000      $21,634,000                          $35,479,000
Income (loss) before income taxes                           483,000        3,333,000      ($4,810,000)           (994,000)
Identifiable assets                                       7,789,000       95,569,000        4,675,000         108,033,000


11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments was made in accordance with Statements of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments. SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the company's investment in equipment under operating lease, net, and equipment held for sale or lease. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company

The carrying amounts at December 31, 1999 for cash and cash equivalents, notes, accounts, and leases receivable, net equipment purchases payable, accounts payable notes payable and subordinated debt approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

12. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                         1999              1998            1997
                                                                   -------------     -------------      -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                                 ($734,000)        $356,000          $942,000
     Depreciation and amortization                                     8,773,000        4,931,000         8,589,000
     Provision for uncollectible receivables                           1,395,000          123,000           628,000
     Deferred income taxes                                              (260,000)        (241,000)          447,000
     Originations of notes and direct finance leases receivables     (36,388,000)     (28,325,000)      (37,239,000)
     Proceeds from:
       Sale or discounting of notes and leases receivables            17,245,000        5,886,000        42,671,000
       Collections on notes and direct finance leases receivables     12,301,000        5,093,000         5,901,000
     Gain on sale of financial assets                                 (1,550,000)      (2,283,000)       (4,214,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                            (4,018,000)         295,000        (1,735,000)
       Equipment held for sale or lease                                 (319,000)      (5,098,000)       (2,712,000)
       Income taxes receivable                                           119,000         (503,000)          (19,000)
       Accounts payable                                                  912,000           22,000           678,000
       Customer Deposit                                                5,784,000        1,952,000        (1,463,000)
     Other, net                                                         (939,000)       1,003,000           336,000
                                                                   -------------     -------------      -----------
       Net cash provided by (used in) operating activities         $   2,321,000     $(16,789,000)      $12,810,000
                                                                   =============     =============      ===========
CASH PAID DURING THE YEAR FOR:
     Interest                                                         $6,228,000       $4,260,000        $4,394,000
     Income taxes, net of refunds received                                                446,000            24,000


                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED):

                                                                         1999              1998            1997
                                                                   -------------     -------------      -----------
SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Increase (decrease) in equipment purchases payable              (7,064,000)       13,427,000           775,000
     Increase in notes payable for purchase of
         equipment for leasing                                        29,337,000          207,000         7,636,000
     Increase (decrease) in notes payable for cash deposited
         into (withdrawn from) escrow                                   (335,000)       3,166,000
     Leases of equipment previously held for sale or lease
         equipment under operating or direct finance
         leases                                                        3,705,000        1,568,000
     Increase in notes payable for purchase of
         notes receivable                                                                 103,000        12,197,000
     Operating leases converted to direct finance
         leases upon exercise of purchase options                      2,011,000          456,000         2,676,000
     Exchange of notes receivable and purchased
         residuals for equipment for leasing and
         the assumption of discounted lease rentals                                                       5,745,000
     Exchange of notes receivable, direct finance
         leases and related discounted lease rentals
         for inventory for sale or lease                                                                  5,332,000
     Conversion of subordinated debentures into
         common stock                                                                      50,000         1,020,000
     Origination of  notes receivable for sale of equipment
         and direct finance receivables                                                 5,056,000

13. SUBSEQUENT EVENT

On March 6, 2000, the Company signed a non-binding letter of intent with Elsinore Corporation to acquire the capital stock of Four Queens, Inc., a Nevada corporation doing business as the Four Queens Hotel & Casino for a purchase price of $30 million, subject to adjustment. Consummation of the acquisition is subject to a number of conditions, including negotiation and approvals, including approval of the Nevada Gaming Commission, other gaming approvals, and, if necessary, approval under the Hart-Scott-Rodino Antitrust Act, and receipt by the Company of satisfactory purchase financing. There can be no assurance that a definitive agreement can be reached, the other conditions to the acquisition will be satisfied or that the acquisition will be consummated.

14. QUARTERLY RESULTS (UNAUDITED)

The following table sets forth selected historical operating results for each quarter of 1999 and 1998. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented:

                                                                  1999 Quarter Ended
                                             ---------------------------------------------------------------
                                             March 31         June 30         September 30      December. 31
                                             --------      -------------      ------------      ------------
Total revenues                             $6,856,000       $10,512,000       $9,766,000        $8,345,000
Income taxes (benefit)                         82,000         (105,000)        (255,000)            18,000
Net income (loss)                             134,000         (171,000)        (414,000)         (283,000)
Net income (loss) per share:
   Basic                                          .04             (.05)            (.11)             (.08)
   Diluted                                        .04             (.05)            (.11)             (.08)
Total originations                          8,600,000        55,300,000        3,500,000        13,400,000


                                                                 1998 Quarter Ended
                                            --------------------------------------------------------------
                                            March 31          June 30        September 30      December 31
                                           ----------       -----------      ------------      -----------
Total revenues                             $9,450,000       $14,278,000       $6,755,000        $5,532,000
Income taxes (benefit)                        275,000           178,000           27,000         (261,000)
Net income (loss)                             449,000           291,000           42,000         (426,000)
Net income (loss) per share:
   Basic                                          .13               .08              .01             (.12)
   Diluted                                        .12               .08              .01             (.12)
Total originations                         11,600,000        20,600,000       11,500,000        16,600,000


         The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.