Form 10-Q
period 2000-03-31
PDS FINANCIAL CORP
filed 2000-05-15
CIK 921438

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

    /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                       OR


    / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                           COMMISSION FILE NO. 0-23928


                            PDS FINANCIAL CORPORATION
             (exact name of Registrant as specified in its charter)


         MINNESOTA                                            41-1605970
-------------------------------                           -------------------
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

         Yes   X                    No
             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

           CLASS                         OUTSTANDING AS OF MAY 3, 2000
           -----                         -----------------------------
 Common Stock, $.01 par value                  3,708,952 shares

===============================================================================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART I     FINANCIAL INFORMATION
                         ------




Item 1.       Financial Statements:                                                                            PAGE
                                                                                                               ----
              Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999......................3

              Consolidated Statements of Income - Three Months Ended
              March 31, 2000 and 1999 (unaudited).................................................................4

              Consolidated Statements of Cash Flows - Three Months Ended
              March 31, 2000 and 1999 (unaudited).................................................................5

              Notes to Consolidated Financial Statements (unaudited)............................................6-7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............8-10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................10


                         PART II    OTHER INFORMATION
                         -------


Item 6.       Exhibits and Reports on Form 8-K...................................................................11

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                               March 31,            December 31,
                                                                                 2000                   1999
                                                                           ------------------    ------------------
                                                                              (unaudited)
ASSETS
Cash and cash equivalents                                                         $2,460,000            $2,860,000
Restricted cash                                                                    2,864,000             2,831,000
Notes, accounts, and leases receivable, net                                       56,200,000            48,616,000
Equipment under operating leases, net                                             29,261,000            41,287,000
Equipment held for sale or lease                                                   6,920,000             6,616,000
Refundable income tax deposits                                                       403,000               403,000
Deferred income taxes                                                                877,000               976,000
Other assets, net                                                                  4,540,000             4,444,000
                                                                           ------------------    ------------------
                                                                                $103,525,000          $108,033,000
                                                                           ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
    Equipment vendors                                                             $1,786,000            $6,363,000
    Other                                                                          1,009,000               717,000
Customer deposits                                                                  7,657,000             7,141,000
Notes payable                                                                     67,556,000            66,549,000
Subordinated debt                                                                 13,363,000            13,323,000
Accrued expenses and other                                                         1,871,000             3,836,000
                                                                           ------------------    ------------------
                                                                                  93,242,000            97,929,000
                                                                           ------------------    ------------------

Stockholders' equity:
    Common stock, $.01 par value, 20,000,000 shares authorized,
    3,708,952 and 3,706,971 shares issued and outstanding
    at March 31, 2000 and December 31, 1999, respectively                             38,000                37,000
    Additional paid-in capital                                                    11,549,000            11,546,000
    Accumulated deficit                                                          (1,304,000)           (1,479,000)
                                                                           ------------------    ------------------
                                                                                  10,283,000            10,104,000
                                                                           ------------------    ------------------
                                                                                $103,525,000          $108,033,000
                                                                           ==================    ==================


See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31,
                                   (unaudited)



                                                                                 2000                  1999
                                                                          ------------------    ------------------
    REVENUES:
        Equipment sales                                                           $2,604,000            $1,286,000
        Revenue from sales-type leases                                             9,762,000             1,015,000
        Operating lease rentals                                                    3,913,000             2,545,000
        Finance income                                                             1,419,000               936,000
        Fee income                                                                   317,000             1,074,000
                                                                           ------------------    ------------------
                                                                                  18,015,000             6,856,000
                                                                           ------------------    ------------------
    COSTS AND EXPENSES:
        Equipment sales                                                            2,731,000             1,246,000
        Sales-type leases                                                          8,634,000               724,000
        Depreciation on leased equipment                                           2,810,000             1,801,000
        Interest                                                                   2,186,000             1,779,000
        Selling, general and administrative                                        1,380,000             1,090,000
                                                                           ------------------    ------------------
                                                                                  17,741,000             6,640,000
                                                                           ------------------    ------------------

        INCOME BEFORE INCOME TAXES                                                   274,000               216,000
        PROVISION FOR INCOME TAXES                                                    99,000                82,000
                                                                           ------------------    ------------------

        NET INCOME                                                                  $175,000              $134,000
                                                                           ==================    ==================

        NET INCOME PER SHARE:
           Basic                                                                       $0.05                 $0.04
           Diluted                                                                     $0.05                 $0.04

        WEIGHTED AVERAGE SHARES OUTSTANDING:
           Basic                                                                   3,709,000             3,648,000
           Diluted                                                                 3,709,000             3,657,000


See notes to consolidated financial statements.

                            PDS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                   2000               1999
                                                                             ----------------    ---------------
         OPERATING ACTIVITIES
             Net cash provided by (used in) operating activities                 $(2,777,000)         $1,143,000
                                                                             ----------------    ---------------

         INVESTING ACTIVITIES
             Purchase of equipment for leasing                                                      (13,918,000)
             Proceeds from sale of equipment under operating leases                 1,366,000
             Other                                                                                     (100,000)
                                                                             ----------------    ---------------
             Net cash provided by (used in) investing activities                    1,366,000       (14,018,000)
                                                                             ----------------    ---------------

         FINANCING ACTIVITIES
             Proceeds from borrowings                                               7,774,000         18,582,000
             Repayment of borrowings                                              (6,767,000)        (6,869,000)
             Proceeds from issuance of common stock                                     4,000
                                                                             ----------------    ---------------
             Net cash provided by financing activities                              1,011,000         11,713,000
                                                                             ----------------    ---------------

         CHANGE IN CASH AND CASH EQUIVALENTS
         Net decrease in cash and cash equivalents                                  (400,000)        (1,162,000)
         Cash and cash equivalents at beginning of period                           2,860,000          1,269,000
                                                                             ----------------    ---------------
         Cash and cash equivalents at end of period                                $2,460,000           $107,000
                                                                             ================    ===============


See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Financial Corporation (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"), previously filed with the Securities and Exchange Commission.

                  The balance sheet at December 31, 1999 was derived from the audited financial statements included in the Company's 1999
         Form 10-K.

2.       NOTES PAYABLE

                  Recourse and non-recourse obligations consist of the following:


                                                                             March 31,         December 31,
                                                                               2000                1999
                                                                          ----------------    ----------------
Lines of credit with a maximum aggregate balance of $46,000,000 bearing interest at rates from 7.3% to 10.3%, secured by related investment in
leases and equipment held for sale or lease                                   $24,399,000         $26,351,000


Equipment notes bearing interest at rates from 8.0% to 15%, secured by related investment in leases:

      Recourse                                                                 17,877,000          18,472,000
      Non-recourse                                                             26,559,000          23,244,000
                                                                          ----------------    ----------------
                                                                               68,835,000          68,067,000
Unamortized loan discounts                                                     (1,279,000)         (1,518,000)
                                                                          ----------------    ----------------
                                                                              $67,556,000         $66,549,000
                                                                          ================    ================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       EARNINGS PER SHARE

                  Common stock options and warrants were not included in the computation of diluted earnings per share for the quarter ended March 31, 2000, because the exercise price was greater than the average market price of the common stock. The weighted average exercise price for the options and warrants was $5.40 and $11.27 respectively, at March 31, 2000. Diluted weighted average shares outstanding at March 31, 1999 includes the dilutive effect of the assumed exercise of options for 9,000 shares of common stock.

4.       SEGMENT INFORMATION

                  The Company conducts business with external customers through the operations of its PDS Slot Source ("Slot Source") and PDS Finance ("Finance") segments. In addition, employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of Slot Source and Finance. Specifically identifiable costs are allocated to Slot Source and Finance. The other costs associated with these activities (SG & A) are not separately allocated to each business unit.

                  The accounting policies of each business unit are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 1999 Form 10-K. The Company evaluates the performance of its operating segments based on earnings before income taxes. On January 1, 2000, the Company began allocating interest and other specifically identifiable expenses to the Slot Source and Finance segments based on their identifiable assets. Amounts for 1999 have been reclassified to conform with this presentation. Financial performance measurements for Slot Source, Finance, and SG & A are set forth below.


         THREE MONTHS ENDED              SLOT
         ------------------              ----
         MARCH 31, 2000                  SOURCE        FINANCE         SG & A            TOTAL
         --------------                  ------        -------         ------            -----
         Revenues                       $2,455,000    $15,560,000                       $18,015,000
         Income (loss) before
         income taxes                     (194,000)     1,509,000     ($1,041,000)          274,000
         Identifiable assets             8,441,000     90,059,000       5,025,000       103,525,000

         THREE MONTHS ENDED
         ------------------
         MARCH 31, 1999
         --------------
         Revenues                        $2,301,000     $4,555,000                       $6,856,000
         Income (loss) before
         income taxes                     (37,000)       1,111,000      ($858,000)          216,000
         Identifiable assets             8,624,000      64,723,000       4,742,000       78,238,000

5.       SUBSEQENT EVENT

         On April 26, 2000, the Company announced that it had withdrawn its offer for, and terminated the non-binding letter of intent to acquire the capital stock of Four Queens, Inc. from Elsinore Corporations.

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

         The Company's strategy is to increase its portfolio of assets under lease and reconditioned gaming device sales, and thereby increase revenues and cash flows. In addition to its leasing activities, the Company also originates note transactions, which it generally sells to institutional investors for fee income. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. In the last three years, the Company has significantly increased the amount of leases and collateralized equipment loans ("financing transactions") held in its own portfolio.

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

         The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including variations in the mix of financing transactions between operating leases, direct finance leases, and notes receivable, changes in the gaming industry which effect the demand for reconditioned gaming devices sold by the Company's Slot Source division, economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt experience, and reduce the level of fee income obtained through the sale of leases or financing transactions.

RESULTS OF OPERATIONS

         Gross originations of financing transactions were $8.1 million and $8.6 million for the three months ended March 31, 2000 and 1999, respectively. Revenues for the first quarter of 2000 totaled $18.0 million, a 160% increase compared to $6.9 million in the year earlier quarter. The increase in revenues is primarily attributable to sales-type lease revenue associated with the early termination of certain equipment under operating lease and refinancing of such equipment as sales-type leases.

         Revenues from equipment sales and sales-type leases totaled $12.4 million in the first quarter of 2000, a 439% increase from $2.3 million for the comparable quarter in 1999. Such revenues include sales of both equipment which had been under operating leases, and used gaming devices which the Company reconditioned in its Slot Source division. Revenue from sales and sale-type leases of Slot Source reconditioned gaming devices totaled $2.5 million in the current quarter compared to $2.3 million in previous year. Gross margin from such sales decreased from 14% in the quarter ended March 31, 1999 to 7% in the current year. The decrease primarily reflects a more profitable sales mix in the quarter ended March 31, 1999.

         Equipment under operating lease, net was $29.3 million at March 31, 2000 compared to $41.3 million at December 31, 1999. The decline in equipment under operating lease, net, reflects equipment sold to original lessees at lease termination and the early termination of certain operating leases and sales of the underlying equipment to the original lessee under sales-type leases. The average operating lease portfolio was approximately $40 million for the three months ended March 31, 2000 compared to $28 million for the three months ended March 31, 1999. Consequently, rental revenue from operating leases and related depreciation expense were $3.9 million and $2.8 million, respectively, for the three months ended March 31, 2000, compared to $2.5 million and $1.8 million, respectively, for the three months ended March 31, 1999.

         Finance income totaled $1.4 million for the three months ended March 31, 2000, an increase compared to $936,000 in for the comparable quarter in 1999. The increase of $483,000 primarily reflects the larger portfolio of notes receivable, leveraged leases and direct finance leases held by the Company during the quarter compared the first quarter 1999.

         Fee income totaled $.3 million and $1.1 million, for the three months ended March 31, 2000 and 1999, respectively. The decrease of $794,000 is primarily attributable to the Company's strategy of holding more transactions for its own account, and consequently fewer transactions were sold for fee income.

         Interest expense totaled $2.2 million in the current quarter, compared to $1.8 million for the comparable quarter in 1999. This increase is due to higher levels of outstanding borrowings which were utilized to fund the increased investment in the Company's leasing portfolio.

         Selling, general and administrative expenses totaled $1.4 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $300,000 is primarily attributable to an increase in legal fees associated with licensing and bad debt recovery efforts. Additionally, the Company incurred approximately $50,000 in due diligence costs related to the possible acquisition of Four Queens. The Company had entered into a non-binding letter of intent to acquire the capital stock of The Four Queens, Inc. in March 2000. However, the parties were not able to come to terms in negotiating a definitive agreement. On April 24, 2000, PDS announced the termination of the letter of intent.

         The effective income tax rate was 36% and 38% for the three months ended March 31, 2000 and 1999, respectively. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes. The decrease in the effective income tax rate reflects a larger portion of the Company's business occurring in the state of Nevada.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents totaled $2.5 million at March 31, 2000, compared to $2.9 million at December 31, 1999. During the first quarter of 2000, cash used in operating activities totaled $2.8 million, compared with cash provided by operating activities of $1.1 million in the first quarter of 1999. The higher level of cash used in the first quarter of 2000 primarily reflects significant payments of accounts payable and other accrued liabilities partially offset by proceeds from the sales of notes and direct financing leases. Cash provided by investing activities totaled $1.4 million in the first quarter 2000, compared to cash used by investing activities of $14.0 million in the comparable quarter 1999. In the first quarter of 1999, investment in equipment for leasing totaled $13.9 million. No such investment was made in the first quarter 2000. The $1.0 million provided by financing activities in the first quarter of 2000 was generated from borrowings used principally to fund financing transactions, offset by principal payments on debt.

         The Company's lease portfolio declined $.9 million from year-end 1999 to the quarter ended March 31, 2000. This decline is primarily due to depreciation exceeding leases originated for the Company's portfolio in the current period.

         At March 31, 2000, total borrowings were $67.6 million, compared to $66.6 million at December 31, 1999. At March 31, 2000, the Company's revolving credit and working capital facilities aggregated approximately $71 million. Advances under these agreements aggregated approximately $42 million at March 31, 2000. The Company's current financial resources, including the estimated cash flows from operations and the revolving credit facilities are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities summarized above, the Company has developed a network of financial institutions to which it sells transactions on a regular basis. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. In the future the Company may seek to raise capital to fund its growth strategy through debt or financings, however we cannot predict when such an event will occur, nor if such capital would be available at favorable terms, if at all.

         Inflation has not had a significant impact on the Company's operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

INTEREST RATE RISK

         The Company generally provides financing (both leases and loans) to customers at fixed rates of interest (either with stated interest rates or implicit rates). The Company either sells the leases or loans to investors, or holds such transactions in its portfolio. For larger transactions retained in the portfolio, the Company obtains fixed rate commitments from financing sources such as banks and financial institutions prior to providing such financing to customers, which substantially reduces the interest rate risk during the origination process. For smaller transactions, the Company may originate the transaction using internally available funds, and shortly after origination use the security as collateral for borrowing on one of several lines of credit. Such lines of credit have floating rates of interest until a specific amount is borrowed under the facility, at which time the amount borrowed will be assigned a fixed rate of interest payable over its remaining term. Therefore changes in interest rates have not historically had a direct impact on the Company's earnings. The Company does not currently manage this interest rate risk with derivative financial instruments and does not believe this risk is material.

       The Company's existing portfolio of fixed rate receivables and borrowings will fluctuate in value based on changes in market rates of interest. However the Company does not believe that the changes in the fair values are material.

CURRENCY RISK

         All of the Company's transactions are conducted and accounts are denominated in United States Dollars and as such the Company does not currently have exposure to foreign currency risk.

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

PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

            EXHIBIT NUMBER       DESCRIPTION
            --------------       -----------
            10.26                Deferred Compensation Plan, adopted
                                 February 4, 2000 but first effective as of April 1, 2000
            27                   Financial Data Schedule for the period
                                 ended March 31, 2000

         b) Reports on Form 8-K. During the quarter ended March 31, 2000 the Company filed reports on Form 8-K dated January 11, 2000 regarding the engagement of new independent accountants, Piercy, Bowler, Taylor & Kern, Certified Public Accountants & Business Advisors, A Public Corporation, to audit the Company's financial statements as of, and for the year ending, December 31, 1999, and filed a report on form 8-K, dated March 11, 2000, regarding the signing of a non-binding letter of intent with Elsinore Corporation to acquire the capital stock of Four Queens, Inc.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PDS FINANCIAL CORPORATION

Dated:   May 12, 2000                    By:/s/   Peter D. Cleary
                                         ------------------------
                                         President and Chief Operating Officer
                                         (a duly authorized officer)