Form 10-Q
period 2000-06-30
PDS FINANCIAL CORP
filed 2000-08-14
CIK 921438

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                           COMMISSION FILE NO. 0-23928


                           PDS FINANCIAL CORPORATION
              -----------------------------------------------------
             (exact name of Registrant as specified in its charter)


           MINNESOTA                                           41-1605970
  -------------------------------                           -----------------
  (State or other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

                   6171 MCLEOD DRIVE, LAS VEGAS, NEVADA 89120
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 736-0700
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                   No
             -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:


             CLASS                         OUTSTANDING AS OF AUGUST 1, 2000
             -----                         --------------------------------
 Common Stock, $.01 par value                          3,712,952


===============================================================================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                          PART I   FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                               ------
Item 1.       Financial Statements:


              Consolidated Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999.......................3

              Consolidated Statements of Income (Loss) -Three Months Ended
              June 30, 2000 and 1999 (Unaudited)..................................................................4

              Consolidated Statements of Income (Loss) - Six Months Ended
              June 30, 2000 and 1999 (Unaudited)..................................................................5

              Consolidated Statements of Cash Flows - Six Months Ended
              June 30, 2000 and 1999 (Unaudited)..................................................................6

              Notes to Consolidated Financial Statements (Unaudited)............................................7-9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........10-13


Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................13-14





                            PART II OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders................................................14


Item 6.       Exhibits and Reports on Form 8-K...................................................................14

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30,             DECEMBER 31,
                                                                                 2000                  1999
                                                                           ------------------    ------------------
                                                                               (Unaudited)
ASSETS
    Cash and cash equivalents                                                    $ 1,942,000          $  2,860,000
    Restricted cash                                                                       --             2,831,000
    Notes, accounts, and leases receivable, net                                   60,045,000            48,616,000
    Equipment under operating leases, net                                         20,406,000            41,287,000
    Equipment held for sale or lease                                               7,147,000             6,616,000
    Refundable income tax deposits                                                   403,000               403,000
    Deferred income taxes                                                            748,000               976,000
    Other assets, net                                                              4,186,000             4,444,000
                                                                           ------------------    ------------------
                                                                                 $94,877,000          $108,033,000
                                                                           ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable
        Equipment vendors                                                        $   501,000          $  6,363,000
        Other                                                                        842,000               717,000
    Customer deposits                                                              7,446,000             7,141,000
    Notes payable                                                                 62,320,000            66,549,000
    Subordinated debt                                                             11,333,000            13,323,000
    Accrued expenses and other                                                     1,920,000             3,836,000
                                                                           ------------------    ------------------
                                                                                  84,362,000            97,929,000
                                                                           ------------------    ------------------

    Stockholders' equity
        Common stock, $.01 par value, 20,000,000 shares authorized, and
        3,710,735 and 3,706,971 shares issued and outstanding
        at June 30, 2000 and December 31, 1999, respectively                          38,000                37,000
        Additional paid-in capital                                                11,551,000            11,546,000
        Accumulated deficit                                                       (1,074,000)           (1,479,000)
                                                                           ------------------    ------------------
                                                                                  10,515,000            10,104,000
                                                                           ------------------    ------------------
                                                                                 $94,877,000          $108,033,000
                                                                           ==================    ==================


See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                           THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)


                                                                          2000                   1999
                                                                   -------------------     ------------------
    REVENUES
        Equipment sales                                                   $   575,000            $ 3,408,000
        Revenue from sales-type leases                                      8,393,000              2,416,000
        Operating lease rentals                                             2,706,000              3,409,000
        Finance income                                                      2,006,000              1,003,000
        Fee income                                                            340,000                276,000
                                                                   -------------------     ------------------
                                                                           14,020,000             10,512,000
                                                                   -------------------     ------------------
    COSTS AND EXPENSES
        Equipment sales                                                       845,000              3,265,000
        Sales-type leases                                                   6,728,000              2,126,000
        Depreciation on leased equipment                                    2,259,000              2,412,000
        Interest                                                            2,256,000              2,015,000
        Selling, general and administrative                                 1,224,000                969,000
        Other                                                                 349,000                     --
                                                                   -------------------     ------------------
                                                                           13,661,000             10,787,000
                                                                   -------------------     ------------------

    INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                               359,000               (275,000)
    INCOME TAXES (BENEFIT)                                                    129,000               (105,000)
                                                                   -------------------     ------------------

    NET INCOME (LOSS)                                                        $230,000              $(170,000)
                                                                   ===================     ==================

    NET INCOME (LOSS) PER SHARE
        Basic                                                                   $0.06                 $(0.05)
        Diluted                                                                 $0.06                 $(0.05)

    WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                                               3,711,000              3,675,000
        Diluted                                                             3,712,000              3,675,000


See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)



                                                                          2000                   1999
                                                                   -------------------     ------------------
    REVENUES
        Equipment sales                                                   $ 3,179,000            $ 4,695,000
        Revenue from sales-type leases                                     18,155,000              3,431,000
        Operating lease rentals                                             6,619,000              5,953,000
        Finance income                                                      3,425,000              1,939,000
        Fee income                                                            657,000              1,349,000
                                                                   -------------------     ------------------
                                                                           32,035,000             17,367,000
                                                                   -------------------     ------------------
    COSTS AND EXPENSES
        Equipment sales                                                     3,576,000              4,511,000
        Sales-type leases                                                  15,362,000              2,850,000
        Depreciation on leased equipment                                    5,069,000              4,212,000
        Interest                                                            4,442,000              3,793,000
        Selling, general and administrative                                 2,604,000              2,060,000
        Other                                                                 349,000                     --
                                                                   -------------------     ------------------
                                                                           31,402,000             17,426,000
                                                                   -------------------     ------------------

    INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                               633,000                (59,000)
    INCOME TAXES (BENEFIT)                                                    228,000                (22,000)
                                                                   -------------------     ------------------

    NET INCOME (LOSS)                                                     $   405,000             $  (37,000)
                                                                   ===================     ==================

    NET INCOME (LOSS) PER SHARE
        Basic                                                                   $0.11                 $(0.01)
        Diluted                                                                 $0.11                 $(0.01)

    WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                                               3,710,000              3,662,000
        Diluted                                                             3,713,000              3,662,000



See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)


                                                                                   2000               1999
                                                                             ----------------    ---------------
         OPERATING ACTIVITIES
             Net cash provided by operating activities                            $ 1,894,000        $ 3,902,000
                                                                             ----------------    ---------------

         INVESTING ACTIVITIES
             Purchase of equipment for leasing                                        (67,000)       (29,663,000)
             Proceeds from sale of equipment under operating leases                 1,645,000
             Other, net                                                                                 (272,000)
                                                                             ----------------    ---------------
             Net cash provided by (used in) investing activities                    1,578,000        (29,935,000)
                                                                             ----------------    ---------------

         FINANCING ACTIVITIES
             Proceeds from borrowings                                               8,896,000         36,953,000
             Repayment of borrowings                                              (14,053,000)       (12,420,000)
             Repayment of subordinated debt                                        (2,070,000)
             Reduction in restricted cash                                           2,831,000          3,165,000
             Proceeds from issuance of common stock                                     6,000
             Proceeds from exercise of stock options and warrants                                        143,000
                                                                             ----------------    ---------------
             Net cash provided by (used in) financing activities                   (4,390,000)        27,841,000
                                                                             ----------------    ---------------

         CHANGE IN CASH AND CASH EQUIVALENTS
             Net increase (decrease) in cash and cash equivalents                    (918,000)         1,808,000
             Cash and cash equivalents at beginning of period                       2,860,000          1,269,000
                                                                             ----------------    ---------------
             Cash and cash equivalents at end of period                            $1,942,000        $ 3,077,000
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

  2.   NOTES PAYABLE

                  Recourse and non-recourse obligations consist of the following:



                                                                             June 30,          December 31,
                                                                               2000                1999
                                                                          ----------------    ----------------
         Lines of credit with a maximum aggregate commitment of
         $46,000,000 bearing interest at rates from 7.3% to 11.9%,
         secured by related investment in leases and equipment
         held for sale or lease                                               $22,243,000         $26,351,000


         Equipment notes bearing interest at rates from 8.0% to 15%, secured by related investment in leases:

             Recourse                                                          16,712,000          18,472,000
             Non-recourse                                                      24,474,000          23,244,000
                                                                          ----------------    ----------------
                                                                               63,429,000          68,067,000
         Unamortized loan discounts                                            (1,109,000)         (1,518,000)
                                                                          ----------------    ----------------
                                                                              $62,320,000         $66,549,000
                                                                          ================    ================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


  3.   EARNINGS PER SHARE

                  The Company calculated basic and diluted earnings per share as follows:


                                      Three months ended June 30,      Six months ended June 30,
                                          2000          1999               2000         1999
                                         -----         -----               ----         ----
Net income (loss), basic and diluted  $  230,000      $ (170,000)         $  405,000  $  (37,000)
                                      ==========      ===========         ==========  ==========

Weighted average shares outstanding
  Basic                                3,711,000       3,675,000           3,710,000   3,662,000
  Effect of diluted options                1,000                               3,000
                                      ----------      ----------          ----------  ----------
  Diluted                              3,712,000       3,675,000           3,713,000   3,662,000
                                      ==========      ==========          ==========  ==========

Net income (loss) per share:
  Basic                               $     0.06      $    (0.05)         $     0.11  $    (0.01)
  Diluted                             $     0.06      $    (0.05)         $     0.11  $    (0.01)




         Common stock warrants and certain common stock options were not included in the computation of diluted earnings per share for the quarter ended June 30, 2000, because the exercise price was greater than average market price of the common stock.

  4.     SEGMENT INFORMATION

                  The Company conducts business with external customers through the operations of its PDS Slot Source ("Slot Source") and PDS Finance ("Finance") segments. In addition, employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of Slot Source and Finance. Specifically identifiable costs are allocated to Slot Source and Finance. The selling, general and administrative costs (SG & A) associated with these activities, are not separately allocated to each business unit.

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

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

        4.     SEGMENT INFORMATION (CONTINUED)




                                                          THREE MONTHS ENDED JUNE 30,
                                                          2000                  1999
                                                     ----------------     -----------------
Revenues
      Slot Source                                        $   790,000          $  5,824,000
      Finance                                             13,230,000             4,688,000
      SG & A                                                       -                     -
                                                     ----------------     -----------------
                                                         $14,020,000          $ 10,512,000
                                                     ================     =================

Income (loss) before income taxes
      Slot Source                                        $  (732,000)         $     76,000
      Finance                                              2,315,000               618,000
      SG & A                                              (1,224,000)             (969,000)
                                                     ----------------     -----------------
                                                         $   359,000          $   (275,000)
                                                     ================     =================

Identifiable Assets
      Slot Source                                        $ 8,766,000          $  8,282,000
      Finance                                             82,077,000           126,286,000
      SG & A                                               4,034,000             6,335,000
                                                     ----------------     -----------------
                                                         $94,877,000          $140,903,000
                                                     ================     =================




                                                          SIX MONTHS ENDED JUNE 30,
                                                          2000                 1999
                                                    -----------------    ------------------
Revenues
      Slot Source                                        $ 3,245,000          $  4,695,000
      Finance                                             28,790,000            12,672,000
      SG & A                                                       -                     -
                                                    -----------------    ------------------
                                                         $32,035,000          $ 17,367,000
                                                    =================    ==================

Income (loss) before income taxes
      Slot Source                                        $  (674,000)         $     39,000
      Finance                                              3,911,000             1,962,000
      SG & A                                              (2,604,000)           (2,060,000)
                                                    -----------------    ------------------
                                                         $   633,000          $    (59,000)
                                                    =================    ==================

Identifiable assets
      Slot Source                                        $ 8,766,000          $  8,282,000
      Finance                                             82,077,000           126,286,000
      SG & A                                               4,034,000             6,335,000
                                                    -----------------    ------------------
                                                         $94,877,000          $140,903,000
                                                    =================    ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists primarily of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company has a specialized operating lease program (SlotLease) for slot machines and other electronic gaming devices. The Company believes that it is one of only two independent leasing companies licensed in Nevada, and that it is currently the only independent leasing company licensed in the states of New Jersey, Colorado, Illinois, Iowa, Indiana, Mississippi, Minnesota, New Mexico, California and Washington to provide this financing alternative. The Company also reconditions, sells and distributes gaming devices through PDS Slot Source to complement its leasing and financing activities and to generate equipment sales to casino operators.

         The Company's strategy is to increase its portfolio of assets under lease and reconditioned gaming device sales, and thereby increase revenues and cash flows. In addition to its leasing activities, the Company also originates note transactions. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. In the last three years, the Company has significantly increased the amount of leases and collateralized equipment loans ("financing transactions") held in its own portfolio.

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

         The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases, and notes receivable, (ii) changes in the gaming industry which effect the demand for reconditioned gaming devices sold by the Company's Slot Source division, and, (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Gross originations of financing transactions were $3.3 million and $55.3 million for the three months ended June 30, 2000 and 1999, respectively. The decrease in originations is due primarily to the Company having recorded the highest level of originations in its history during the quarter ended June 30, 1999.

         Revenues for the second quarter of 2000 totaled $14.0 million, a 33% increase compared to $10.5 million in the year earlier quarter. The increase in revenues is primarily attributable to sales-type lease revenue associated with the early termination of an operating lease and financing of such equipment as a sales-type lease.

         Revenues from equipment sales and sales-type leases totaled $9.0 million in the second quarter of 2000, a 55% increase from $5.8 million for the comparable quarter in 1999. Approximately $8.0 million of the current quarter revenue is primarily due to financing as a sales-type lease, certain equipment formally under an operating lease. Such revenues also include sales of both equipment, which had been under operating leases, and used gaming devices, which the Company reconditioned in its Slot Source division. Revenue from sales and sale-type leases of Slot Source reconditioned gaming devices totaled $0.8 million in the current quarter compared to $5.8 million in the prior year period. The cost of such sales totaled $0.8 million in the current period, compared to $5.4 million in the year earlier quarter. The decrease in Slot Source revenues is due to reduced shipments of gaming devices in the quarter ended June 30, 2000 compared to prior year quarter. Slot Source shipped 472 units in the current quarter compared to 1,540 in the prior year period.

         The Company's average operating lease portfolio was $27.3 million during the second quarter of 2000, a 38% decrease as compared to $44.3 million for the prior year quarter. The decline in equipment under operating lease reflects equipment sold to original lessees at lease termination and the early termination of certain operating leases and sales of the underlying equipment to the original lessee under sales-type leases. Rental revenue on operating leases decreased to $2.7 million in the current quarter, compared to $3.4 million in the year earlier quarter. Related depreciation decreased to $2.3 million in the current quarter, compared to $2.4 million in the year earlier quarter.

         Finance income totaled $2.0 million for the three months ended June 30, 2000 compared to $1.0 million for the second quarter of 1999. The increase primarily reflects the larger average portfolio of notes receivable, leveraged leases and direct finance leases held by the Company during the quarter compared the second quarter of 1999.

         Fee income totaled $0.3 million for both three-month periods ended June 30, 2000 and 1999, respectively.

         Interest expense totaled $2.3 million in the three months ended June 30, 2000, compared to $2.0 million for the comparable period in 1999. This increase primarily reflects the higher levels of average outstanding borrowings that were utilized to fund the increased investment in the Company's leasing portfolio. The average outstanding borrowings were $64.0 million and $54.0 million for the quarter ending June 30, 2000 and 1999, respectively.

         Selling, general and administrative expenses totaled $1.2 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively. The increase of $0.2 million primarily reflects the decrease in initial direct costs capitalized as part of the related lease and note receivable as a result of the lower total originations.

          Other expense increased $0.3 million for the three months ended June 30, 2000 primarily due to prepayment discounts on an unsecured note receivable. No such transaction took place in the previous year period.

         The estimated effective income tax rate was 36% and 38% for the three months ended June 30, 2000 and 1999, respectively. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes. The decrease in the effective income tax rate reflects a larger portion of the Company's business occurring in the state of Nevada.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Gross originations of financing transactions for the six months ended June 30, 2000 totaled $11.3 million compared to $63.9 million for the year earlier period. The decrease results from the factors described above.

         Revenues for the six months ended June 30, 2000 totaled $32.0 million, an 84% increase from $17.4 million in the year earlier period. The increase in revenues is primarily attributable to sales-type lease revenue associated with the early termination of certain equipment under operating leases and financing of such equipment as sales-type leases.

         Revenues from equipment sales and sales-type leases totaled $21.3 million in the six months ended June 30, 2000, a 163% increase from $8.1 million in the year earlier period. Revenue from sales-type leases totaled $18.2 million in the current year compared to $3.4 million in the year earlier period. Sales-type lease revenue includes both sales of Slot Source reconditioned gaming devices as well as revenue from the sale and financing of equipment previously under operating lease. Revenue from the sale and financing activities totaled $16.7 million in the six months ended June 30, 2000 compared to $1.5 million in year earlier period. Sales of equipment that has been under operating lease totaled $1.4 million in the current year period, and the cost of those sales totaled $1.3 million. No such sale of equipment under operating lease occurred in the previous year period. Revenue from sales and sale-type leases of Slot Source reconditioned gaming devices totaled $3.2 million during the six months ended June 30, 2000, compared to $8.1 million in the year earlier period. The cost of such sales totaled $3.1 million in the current period, compared to $7.4 million in the year earlier period.

         The Company's average operating lease portfolio was $32.2 million during the six months ended June 30, 2000, an 11% decrease as compared to $36.3 million for the year earlier period. The decrease in the average portfolio results from a decrease in the volume of originations during 2000. Rental revenue on operating leases increased to $6.6 million for the six months ended June 30, 2000, compared to $6.0 million in the year earlier period. Related depreciation increased to $5.1 million for the six months ended June 30, 2000, compared to $4.2 million in the year earlier period. These leases are expected to generate revenues throughout their lease terms, which range from 24 to 48 months, with a majority being 36 months.

         Finance income totaled $3.4 million for the six months ended June 30, 2000, compared to $1.9 million in the year earlier period. The increase primarily reflects a larger average portfolio of notes receivable and direct finance leases held by the Company during the first six months of 2000 compared to the same period of 1999. The average portfolio of notes and direct finance leases held by the Company in the current year was $50.7 million compared to $33.8 million for the year earlier period.

         Fee income totaled $0.7 million for the six months ended June 30, 2000, compared to $1.3 million in the year earlier period. The decrease is a result of the lower total originations during the current year period compared to the year earlier period.

         Interest expense totaled $4.4 million for the six months ended June 30, 2000, compared to $3.8 million in the year earlier period. This increase was primarily due to higher levels of outstanding borrowings that were utilized to fund the increased investment in direct finance leases and notes receivable.

         Selling, general and administrative expenses totaled $2.6 million for the six months ended June 30, 2000 compared to $2.1 million in the year earlier period. This increase primarily reflects the decrease in initial direct costs capitalized as part of the related lease and note receivable as a result of the lower total originations

         The estimated effective income tax rate was 36% and 37%, respectively, in the six months ended June 30, 2000 and 1999. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes. The decrease in the effective income tax rate reflects a larger portion of the Company's business occurring in the state of Nevada.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's activities are principally funded by proceeds from rents, fees, sales of equipment or sale-type leases and various forms of non-recourse debt and recourse bank debt. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

         The Company's unrestricted cash and cash equivalents totaled $1.9 million at June 30, 2000, compared to $2.9 million at December 31, 1999. During the six months ended June 30, 2000, cash provided by operating activities totaled $1.9 million, compared to $3.9 million for the six months ended June 30, 1999. The lower level of cash provided by operating activities during the six months ended June 30, 2000 primarily reflects significant payments of accounts payable and other accrued liabilities partially offset by proceeds from the sales of notes and direct financing leases. Cash provided by investing activities totaled $1.6 million in the six months ended June 30, 2000, compared to cash used by investing activities of $29.9 million in the comparable period in 1999. The increase reflects the current year sale of equipment previously under operating leases. No such transaction occurred in the prior year's comparable period. Additionally, as described above, the high level of originations in the 1999 period resulted in the $29.7 million investment in equipment for leasing. The $4.4 million used in financing activities in the six months ended June 30, 2000 was primarily attributable to a principal payment on subordinated debt for $2.1 million and principal payments on other debt, partially offset by borrowings used principally to fund financing transactions. The 1999 period reflected higher proceeds from borrowings related to the higher origination levels.

         The Company's lease portfolio declined $9.0 million from December 31, 1999 during the six months ended June 30, 2000. This decline is primarily due to sale of leased assets and depreciation exceeding leases originated for the Company's portfolio in the current period.

         At June 30, 2000, total borrowings were $62.3 million, compared to $66.6 million at December 31, 1999. At June 30, 2000, the Company's revolving credit and working capital facilities aggregated approximately $61 million at interest rates ranging from 7.3% to 11.9%. Advances under these agreements aggregated approximately $50.0 million at June 30, 2000. The Company's current financial resources, including the estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

         Inflation has not had a significant impact on the Company's operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

INTEREST RATE RISK

         The Company generally provides financing (both leases and loans) to customers at fixed rates of interest (either with stated interest rates or implicit rates). For larger transactions retained in the portfolio, the Company obtains fixed rate commitments from financing sources such as banks and financial institutions prior to providing such financing to customers, which substantially reduces the interest rate risk during the origination process. For smaller transactions, the Company may originate the transaction using internally available funds, and shortly after origination use the security as collateral for borrowing on one of several lines of credit. Such lines of credit have floating rates of interest until a specific amount is borrowed under the facility, at which time the amount borrowed will be assigned a fixed rate of interest payable over its remaining term. Therefore, changes in interest rates have not historically had a direct impact on the Company's earnings. The Company does not currently manage this interest rate risk with derivative financial instruments and does not believe this risk is material.

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

PART II- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its annual meeting of shareholders on May 12, 2000 for the purposes of (1) electing members of the Board of Directors of the Company, and (2) ratifying the appointment of Piercy, Bowler, Taylor and Kern as the independent accountants of the Company for the fiscal year ending December 31, 2000.

         There were 3,711,710 shares of Common Stock entitled to vote at the meeting and a total of 3,212,570 shares (86.6%) were represented at the meeting. The shareholder voting was as follows:

1.     Election of Directors:

                                                                                         Withhold
                                       For                   Against                     Authority
                                      -----                  -------                    -----------
     Johan P. Finley                3,152,684                 1,000                       58,880
     Peter D. Cleary                3,153,570                 1,000                       58,000
     Joel M. Koonce                 3,153,370                 1,000                       58,200
     James L. Morrell               3,153,570                 1,000                       58,000
     Lona M.B. Finley               3,154,870                 1,000                       56,700



2. To ratify the appointment of Piercy, Bowler, Taylor and Kern as the independent accountants of the Company for the fiscal year ending December 31, 2000:

                  For                       Against                    Abstain
                  ---                       -------                    -------
                  3,197,545                 5,425                      9,600


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.


            Exhibit Number               Description
            --------------               ------------
            27                           Financial Data Schedule for the
                                         period ended June 30, 2000


         b) Reports on Form 8-K. There were no reports on Form 8-K during the quarter ended June 30,2000 or during the period from June 30, 2000 to the date of this Quarterly Report on Form 10-Q.
SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PDS FINANCIAL CORPORATION

Dated:  August 3 , 2000                  BY:  /s/  PETER D. CLEARY
                                            ------------------------
                                            Interim Chief Financial Officer
                                            (a duly authorized officer)