Form 10-Q
period 2000-09-30
PDS FINANCIAL CORP
filed 2000-11-13
CIK 921438

================================================================================

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Yes   X                    No
            ------                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                 CLASS                   OUTSTANDING AS OF NOVEMBER 10, 2000
                 -----                   -----------------------------------
       Common Stock, $.01 par value                  3,714,485

================================================================================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
                          PART I FINANCIAL INFORMATION
Item 1.       Financial Statements:

              Consolidated Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999..................3

              Consolidated Statements of Income (Loss) -Three Months Ended
              September 30, 2000 and 1999 (Unaudited).............................................................4

              Consolidated Statements of Income (Loss) - Nine Months Ended
              September 30, 2000 and 1999 (Unaudited).............................................................5

              Consolidated Statements of Cash Flows - Nine Months Ended
              September 30, 2000 and 1999 (Unaudited).............................................................6

              Notes to Consolidated Financial Statements (Unaudited)............................................7-9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........10-13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................13


                            PART II OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...................................................................14

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,             DECEMBER 31,
                                                                                2000                     1999
                                                                          -----------------        -----------------
                                                                            (Unaudited)
ASSETS
  Cash and cash equivalents                                                    $ 2,171,000              $ 2,860,000
  Restricted cash                                                                                         2,831,000
  Notes, accounts, and leases receivable, net                                   59,518,000               48,616,000
  Equipment under operating leases, net                                         17,019,000               41,287,000
  Equipment held for sale or lease                                               7,100,000                6,616,000
  Refundable income tax deposits                                                   403,000                  403,000
  Deferred income taxes                                                            663,000                  976,000
  Other assets, net                                                              4,907,000                4,444,000
                                                                          -----------------        -----------------
                                                                              $ 91,781,000            $ 108,033,000
                                                                          =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable:
    Equipment vendors                                                          $ 3,789,000              $ 6,363,000
    Other                                                                          697,000                  717,000
  Customer deposits                                                              7,452,000                7,141,000
  Notes payable                                                                 55,331,000               66,549,000
  Subordinated debt                                                             11,367,000               13,323,000
  Accrued expenses and other                                                     2,448,000                3,836,000
                                                                          -----------------        -----------------
                                                                                81,084,000               97,929,000
                                                                          -----------------        -----------------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized, and 3,714,485 and 3,706,971 shares issued and outstanding
  at September 30, 2000 and December 31, 1999, respectively                         37,000                   37,000
  Additional paid-in capital                                                    11,556,000               11,546,000
  Accumulated deficit                                                             (896,000)              (1,479,000)
                                                                          -----------------        -----------------
                                                                                10,697,000               10,104,000
                                                                          -----------------        -----------------
                                                                              $ 91,781,000            $ 108,033,000
                                                                          =================        =================

See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                              2000                   1999
                                                                         ---------------        ---------------
REVENUES
    Revenue from sales-type leases                                           $ 3,534,000              $ 668,000
    Equipment sales                                                            2,672,000              1,031,000
    Operating lease rentals                                                    1,984,000              5,601,000
    Finance income                                                             1,925,000              1,163,000
    Fee income                                                                 1,137,000              1,303,000
                                                                          ---------------        ---------------
                                                                              11,252,000              9,766,000
                                                                          ---------------        ---------------
COSTS AND EXPENSES
    Sales-type leases                                                          3,067,000                549,000
    Equipment sales                                                            2,755,000              1,249,000
    Depreciation on leased equipment                                           1,773,000              4,001,000
    Interest                                                                   1,994,000              2,803,000
    Selling, general and administrative                                        1,380,000              1,583,000
    Other                                                                         10,000                250,000
                                                                          ---------------        ---------------
                                                                              10,979,000             10,435,000
                                                                          ---------------        ---------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                                      273,000               (669,000)
INCOME TAXES (BENEFIT)                                                            96,000               (255,000)
                                                                          ---------------        ---------------

NET INCOME (LOSS)                                                              $ 177,000             $ (414,000)
                                                                          ===============        ===============
NET INCOME (LOSS) PER SHARE
Basic and diluted                                                                  $0.05                 ($0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                                      3,713,000              3,705,000
    Diluted                                                                    3,745,000              3,705,000

See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                      2000                      1999
                                                                 ----------------         -----------------
REVENUES
    Revenue from sales-type leases                                  $ 21,689,000               $ 4,099,000
    Equipment sales                                                    5,851,000                 5,726,000
    Operating lease rentals                                            8,603,000                11,554,000
    Finance income                                                     5,350,000                 3,103,000
    Fee income                                                         1,794,000                 2,652,000
                                                                 ----------------         -----------------
                                                                      43,287,000                27,134,000
                                                                 ----------------         -----------------
COSTS AND EXPENSES
    Sales-type leases                                                 18,429,000                 3,399,000
    Equipment sales                                                    6,331,000                 5,760,000
    Depreciation on leased equipment                                   6,842,000                 8,213,000
    Interest                                                           6,436,000                 6,597,000
    Selling, general and administrative                                3,984,000                 3,578,000
    Other                                                                359,000                   315,000
                                                                 ----------------         -----------------
                                                                      42,381,000                27,862,000
                                                                 ----------------         -----------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                              906,000                  (728,000)
INCOME TAXES (BENEFIT)                                                   324,000                  (277,000)
                                                                 ----------------         -----------------

NET INCOME (LOSS)                                                      $ 582,000                $ (451,000)
                                                                 ================         =================

NET INCOME (LOSS) PER SHARE
    Basic and diluted                                                      $0.16                    ($0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                              3,711,000                 3,676,000
    Diluted                                                            3,723,000                 3,676,000





See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                              2000                   1999
                                                                         ---------------        ---------------
OPERATING ACTIVITIES
   Net cash provided by operating activities                                $ 9,786,000            $ 5,198,000
                                                                         ---------------        ---------------
INVESTING ACTIVITIES
   Purchase of equipment for leasing                                           (152,000)           (55,669,000)
   Proceeds from sale of equipment under operating leases                     2,326,000              1,920,000
   Other, net                                                                                          (72,000)
                                                                         ---------------        ---------------
   Net cash provided by (used in) investing activities                        2,174,000            (53,821,000)
                                                                         ---------------        ---------------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                   9,386,000             65,658,000
   Repayment of borrowings                                                  (24,876,000)           (20,319,000)
   Reduction in restricted cash                                               2,831,000              3,166,000
   Proceeds from exercise of stock options and warrants                          10,000                159,000
                                                                         ---------------        ---------------
   Net cash provided by (used in) financing activities                      (12,649,000)            48,664,000
                                                                         ---------------        ---------------
CHANGE IN CASH AND CASH EQUIVALENTS
   Net increase (decrease) in cash and cash equivalents                        (689,000)                41,000
   Cash and cash equivalents at beginning of period                           2,860,000              1,269,000
                                                                         ---------------        ---------------
   Cash and cash equivalents at end of period                               $ 2,171,000            $ 1,310,000
                                                                         ===============        ===============





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


2.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                     2000                    1999
                                                                ---------------         ----------------
Lines of credit with a maximum aggregate commitment of
$36,000,000 bearing interest at rates from 7.3% to 11.9%,
secured by related investment in leases and equipment held
for sale or lease                                                 $ 18,821,000             $ 26,351,000

Equipment notes bearing interest at rates from 8.0% to 15%, secured by related investment in leases:

     With recourse                                                  15,226,000               18,472,000
     Non-recourse                                                   22,268,000               23,244,000
                                                                ---------------         ----------------
                                                                    56,315,000               68,067,000
Unamortized loan discounts                                            (984,000)              (1,518,000)
                                                                ---------------         ----------------
                                                                  $ 55,331,000             $ 66,549,000
                                                                ===============         ================


3.       CONTINGENCY

         During the current quarter, a significant customer failed to make its regularly scheduled monthly payments to the Company causing an event of default under the terms of the Master Lease Agreements ("Agreements"). At the inception of these Agreements, the Company had required the customer to make significant deposits. The Company has begun negotiations to restructure the Agreements. The current outstanding principal balance due the Company under these Agreements is approximately $38.9 million, which collateralizes borrowings of the Company totaling approximately $32.0 million. Of the $32.0 million, $2.2 million is with recourse to the Company, while approximately $29.8 million is non-recourse to the Company. With recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral and the Company. Under non-recourse financing, in the event of default by a lessee, the lender generally only has recourse against the lessee, and the equipment serving as collateral, but not against the Company.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.     CONTINGENCY (CONTINUED)

       The Company reviews its loan and lease portfolio quarterly for probable losses. Such review includes consideration of the following factors: the financial condition of the customer, the nature of the leased equipment, the ability of the Company to remarket the equipment and the availability of deposits made at the inception of a lease or note. The Company currently believes that adequate allowances have been provided for any probable losses.


4.     EARNINGS PER SHARE

         The Company calculated basic and diluted earnings per share as follows:

                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------   ----------------------------------
                                             2000               1999               2000              1999
                                         --------------    ----------------   ---------------   ----------------
Net income (loss)                         $    177,000      $     (414,000)    $     582,000     $     (451,000)
                                         ==============    ================   ===============   ================
Weighted average shares outstanding
     Basic                                   3,713,000           3,705,000         3,711,000          3,676,000
     Effect of dilutive options                 32,000                                12,000
                                         --------------    ----------------   ---------------   ----------------
     Diluted                                 3,745,000           3,705,000         3,723,000          3,676,000
                                         ==============    ================   ===============   ================
Net income (loss) per share
     Basic and diluted                    $       0.05      $        (0.11)    $        0.16     $        (0.12)

         Common stock warrants and certain common stock options were not included in the computation of diluted earnings per share for the periods ended September 30, 1999, because the exercise price was greater than average market price of the common stock.

  5.   SEGMENT INFORMATION

         The Company conducts business with external customers through the operations of Casino Slot Exchange (formerly known as "Slot Source") and Finance and Lease ("Finance") segments. During the quarter ended September 30, 2000, the Company changed the name of Slot Source to Casino Slot Exchange, the marketing and distribution website acquired during the quarter. In addition, employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of Casino Slot Exchange and Finance. Specifically identifiable costs are allocated to Casino Slot Exchange and Finance. The selling, general and administrative costs (SG&A) associated with these activities, are not separately allocated to each business unit.

         During the third quarter of 2000, the Company formed its third operating unit, the Table Games division. The activities of the Table Games division have not been material to date and are included in SG&A. Beginning January 1, 2001 the Company intends to begin reporting the Table Games division as a third business segment.

         The accounting policies of each business unit are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 1999 Form 10-K. The Company evaluates the performance of its operating segments based on earnings before income taxes. On January 1, 2000,

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.     SEGMENT INFORMATION (CONTINUED)

the Company began allocating interest and other specifically identifiable expenses, excluding SG&A, to the Casino Slot Exchange and Finance segments based on their identifiable assets. Amounts for 1999 have been reclassified to conform with this presentation. Financial performance measurements for Casino Slot Exchange, Finance, and SG&A are set forth below.

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------------
                                                                 2000                      1999
                                                          --------------------      --------------------
Revenues
      Casino Slot Exchange                                $         3,229,000       $         1,699,000
      Finance                                                       8,023,000                 8,067,000
                                                          --------------------      --------------------
                                                          $        11,252,000       $         9,766,000
                                                          ====================      ====================

Income (loss) before income taxes
      Casino Slot Exchange                                $          (279,000)      $          (550,000)
      Finance                                                       1,405,000                   839,000
      SG&A                                                           (853,000)                 (958,000)
                                                          --------------------      --------------------
                                                          $           273,000       $          (669,000)
                                                          ====================      ====================

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------------
                                                                 2000                      1999
                                                          --------------------      --------------------
Revenues
      Casino Slot Exchange                                $         6,474,000       $         9,824,000
      Finance                                                      36,813,000                17,310,000
                                                          --------------------      --------------------
                                                          $        43,287,000       $        27,134,000
                                                          ====================      ====================

Income (loss) before income taxes
      Casino Slot Exchange                                $          (906,000)      $          (511,000)
      Finance                                                       5,316,000                 2,568,000
      SG&A                                                         (3,504,000)               (2,785,000)
                                                          --------------------      --------------------
                                                          $           906,000       $          (728,000)
                                                          ====================      ====================

Identifiable assets
      Casino Slot Exchange                                $         7,931,000       $         8,946,000
      Finance                                                      78,404,000               107,936,000
      SG&A                                                          5,446,000                 4,012,000
                                                          --------------------      --------------------
                                                          $        91,781,000       $       120,894,000
                                                          ====================      ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is engaged in the business of financing and leasing gaming equipment, and supplying reconditioned gaming devices and other products to casino operators. The gaming equipment financed by the Company consists primarily of slot machines, video gaming machines, digital table games and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company has a specialized operating lease program (SlotLease) for slot machines and other electronic gaming devices. The Company believes that it is one of only two independent leasing companies licensed in Nevada, and that it is currently the only independent leasing company licensed in the states of New Jersey, Colorado, Illinois, Iowa, Indiana, Mississippi, Minnesota, New Mexico and Washington to provide this financing alternative. The Company also reconditions, sells and distributes used and other gaming devices and products through Casino Slot Exchange to complement its leasing and financing activities and to generate equipment sales to casino operators. The Company's strategy is to increase its recurring revenues and cash flows through these operating divisions and by acquiring and operating casinos. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. During 1999, the Company expanded its focus beyond providing reconditioned slot and video gaming devices to include new types of table games on its proprietary DCS(TM) platform. During the third quarter of 2000, the Company formed its Table Games division. Through its Table Games division, the Company's strategy is to place games utilizing the DCS(TM) technology with its casino customers in order to generate recurring monthly revenues and cash flows.

         The Company's quarterly operating results, including net income, have historically fluctuated due to the timing of completion of large financing transactions, and the recognition of fee income from subsequent sales. These types of transactions can be in the negotiation and documentation stage for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other period.

         The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases, and notes receivable, (ii) changes in the gaming industry which effect the demand for reconditioned or used gaming devices sold by the Company's Casino Slot Exchange division, and, (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          Revenues for the third quarter of 2000 totaled $11.3 million, a 15% increase compared to $9.8 million in the year earlier quarter. The increase in revenues is primarily attributable to increased sales of equipment and revenue from sales-type leases offset by a decrease in operating lease rentals. Gross originations of financing transactions were $8.1 million and $3.5 million for the three months ended September 30, 2000 and 1999, respectively.

         Revenues from equipment sales and sales-type leases totaled $6.2 million in the third quarter of 2000, compared to $1.7 million in the year earlier period. Such revenues include sales of both equipment, which had been under operating leases, and used gaming devices, which the Company reconditioned through its Casino Slot Exchange division. Revenue from sales and sales-type leases of Casino Slot Exchange reconditioned and used gaming devices totaled $3.2 million in the current quarter, compared to $1.7 million in the prior year period. The cost of such sales totaled $3.0 million in the current period compared to $1.8 million in the year earlier quarter. The increase in Casino Slot Exchange revenues is due to increased shipments of gaming devices in the quarter ended September 30, 2000 compared to the prior year quarter. Casino Slot Exchange shipped 1,954 units in the current quarter compared to 1,280 in the prior year period.

         The Company's average operating lease portfolio was $18.4 million during the third quarter of 2000 as compared to $72.4 million for the prior year quarter. The decrease in equipment under operating lease is primarily due to the reclassification of certain leases at year end 1999 from operating leases to leveraged leases and the sale of equipment previously under operating lease during or at the end of the lease term. Rental revenue on operating leases decreased to $2.0 million in the current quarter, compared to $5.6 million in the year earlier quarter. Related depreciation decreased to $1.8 million in the current quarter, compared to $4.0 million in the year earlier quarter.

         Finance income totaled $1.9 million for the three months ended September 30, 2000, compared to $1.2 million for the third quarter of 1999. The increase of $0.7 million primarily results from the larger average portfolio of notes receivable, leveraged leases and direct finance leases held by the Company during the quarter compared to the third quarter of 1999.

         Fee income totaled $1.1 million for the three months ended September 30, 2000, compared to $1.3 million for the third quarter of 1999.

         Interest expense totaled $2.0 million in the three months ended September 30, 2000, compared to $2.8 million for the year earlier period. This decrease is primarily due to lower levels of outstanding borrowings.

         Selling, general and administrative expenses totaled $1.4 million and $1.6 million for the three months ended September 30, 2000 and 1999, respectively. The decrease of $0.2 million primarily resulted from increases in initial direct costs capitalized as part of the related leases and notes receivable.

          Other expense decreased $0.2 million for the three months ended September 30, 2000, primarily due to increasing the provision for uncollectible receivables by $0.2 million in the third quarter of 1999.

         The estimated effective income tax rate was 35% and 38% for the three months ended September 30, 2000 and 1999, respectively. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes. The decrease in the effective income tax rate reflects an increase in the portion of the Company's business in the state of Nevada.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues for the nine months ended September 30, 2000 totaled $43.3 million, a 60% increase from $27.1 million in the year earlier period. The increase in revenues is primarily attributable to sales-type lease revenue associated with the early termination of certain equipment under operating leases and financing of such equipment as sales-type leases. Gross originations of financing transactions for the nine months ended September 30, 2000 totaled $19.4 million compared to $57.1 million for the year earlier period. The decrease is primarily due to record levels of originations during the nine months ended September 30, 1999, compared to the same period in 2000.

         Revenues from equipment sales and sales-type leases totaled $27.5 million in the nine months ended September 30, 2000, compared to $9.8 million in the year earlier period. Sales of equipment previously under operating lease totaled $21.0 million in the current year period, and the cost of those sales totaled $18.2 million. No such sale of equipment under operating lease occurred in the prior year period. Revenue from equipment sales and sales-type leases of Casino Slot Exchange reconditioned and used gaming devices totaled $6.5 million during the nine months ended September 30, 2000, compared to $9.8 million in the year earlier period. The cost of such sales totaled $6.0 million in the current period, compared to $9.2 million in the year earlier period.

         The Company's average operating lease portfolio was $27.6 million during the nine months ended September 30, 2000 as compared to $48.4 million for the year earlier period. The decrease is due to the sale of equipment previously under operating leases during or at the end of the lease term and the reclassification of certain leases from operating leases to leveraged leases. Rental revenue on operating leases decreased to $8.6 million for the nine months ended September 30, 2000, compared to $11.6 million in the year earlier period. Related depreciation decreased to $6.8 million for the nine months ended September 30, 2000, compared to $8.2 million in the year earlier period.

         Finance income totaled $5.4 million for the nine months ended September 30, 2000, compared to $3.1 million in the year earlier period. The increase primarily results from a larger average portfolio of notes receivable and direct finance leases held by the Company during the first nine months of 2000 compared to the same period of 1999. The average portfolio of notes and direct finance leases held by the Company in the current year was $47.6 million compared to $38.1 million for the year earlier period.

         Fee income totaled $1.8 million for the nine months ended September 30, 2000, compared to $2.7 million in the year earlier period. The decrease is primarily due to the lower level of originations during the current year period compared to the year earlier period.

         Interest expense totaled $6.4 million for the nine months ended September 30, 2000, compared to $6.6 million in the year earlier period. This decrease was primarily due to lower levels of outstanding borrowings.

         Selling, general and administrative expenses totaled $4.0 million for the nine months ended September 30, 2000, compared to $3.6 million in the year earlier period. This increase primarily results from the decrease in initial direct costs capitalized as part of the related lease and note receivables as a result of the lower total originations.

         The estimated effective income tax rate was 36% and 38%, respectively, in the nine months ended September 30, 2000 and 1999. In both periods, the effective rate was higher than the federal statutory tax rate of 34%, due primarily to state income taxes. The decrease in the effective income tax rate reflects a larger portion of the Company's business occurring in the state of Nevada.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's activities are principally funded by proceeds from rents, fees, sales of equipment or sales-type leases and various forms of non-recourse and with recourse borrowings. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

         The Company's unrestricted cash and cash equivalents totaled $2.2 million at September 30, 2000, compared to $2.9 million at December 31, 1999. During the nine months ended September 30, 2000, net cash provided by operating activities totaled $9.8 million, compared to $5.2 million for the nine months ended September 30, 1999. The higher level of cash provided by operating activities in 2000 primarily resulted from collections on notes receivable and direct financing leases and proceeds from the sales of direct financing leases partially offset by the origination of direct financing leases. The $2.2 million in net cash provided by investing activities in 2000 primarily reflects the proceeds from the sale of certain equipment under operating leases. The net cash used in financing activities of $12.6 million in 2000 was primarily attributable to principal payments on debt, including payments on subordinated debt totaling $2.1 million, partially offset by borrowings used principally to fund financing transactions. The 1999 cash flows included higher proceeds from borrowings related to the higher origination levels.

         At September 30, 2000, total borrowings under notes and lines of credit were $55.3 million, compared to $66.5 million at December 31, 1999. At September 30, 2000, the Company's revolving credit and working capital facilities aggregated approximately $61.0 million at interest rates ranging from 7.3% to 11.9%. Advances under these agreements aggregated approximately $44.2 million at September 30, 2000.

         The Company's current financial resources, including the estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. Management believes that any future significant acquisition of casinos or other expansion of the Company's products line will be financed primarily with collateralized borrowings. The Company continues to explore these and other possible sources of capital as it explores expansion opportunities; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

         Inflation has not had a significant impact on the Company's operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK

INTEREST RATE RISK

         The Company generally provides financing (both leases and loans) to customers at fixed rates of interest (either with stated interest rates or implicit rates). For larger transactions retained in the portfolio, the Company obtains fixed rate commitments from financing sources such as banks and financial institutions prior to providing such financing to customers, which substantially reduces the interest rate risk during the origination process. For smaller transactions, the Company may originate the transaction using internally available funds, and shortly after origination use the security as collateral for borrowing on one of several lines of credit. Such lines of credit have floating rates of interest until a specific amount is borrowed under the facility, at which time the amount borrowed will be assigned a fixed rate of interest payable over its remaining term. Therefore, historically, changes in interest rates have not had a direct impact on the Company's earnings. The Company does not currently believe this risk is material and therefore does not manage the interest risk with derivative financial instruments.

       The Company's portfolio of fixed rate receivables and borrowings fluctuates in value based on changes in market rates of interest. However, the Company does not believe that the changes in the fair values are likely to be material.

CURRENCY RISK

         All of the Company's transactions are conducted and accounts are denominated in United States dollars and as such the Company does not currently have exposure to foreign currency risk.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein which are not historical facts are forward-looking statements with respect to events, the occurrence of which involves risks and uncertainties, including without limitation strict regulation by gaming authorities, competition the Company faces or may face in the future, uncertainty of market acceptance of the SlotLease program and PDS Casino Slot Exchange, the ability of the Company to continue to obtain adequate financing, the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers, the risk of default with respect to the Company's financing transactions, the Company's dependence on key employees, potential fluctuations in the Company's quarterly results, general economic and business conditions, and other risk factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

              EXHIBIT NUMBER     DESCRIPTION
              --------------     ------------
              10.27              Purchase Agreement by and among the Registrant,
                                 PDS Financial Corporation and C.J. Classics, Inc.
                                 dated June 12, 2000
              27                 Financial Data Schedule for the period ended
                                 September 30, 2000

         b) Reports on Form 8-K. There were no reports on Form 8-K during the quarter ended September 30, 2000 or during the period from September 30, 2000 to the date of this Quarterly Report on Form 10-Q.
SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PDS FINANCIAL CORPORATION

Dated: November 13, 2000                    BY: /s/ MARTHA VLCEK
                                            -----------------------------------
                                            Chief Financial Officer
                                            (a duly authorized officer)