Form 10-K405
period 2000-12-31
PDS FINANCIAL CORP
filed 2001-03-29
CIK 921438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           Commission File No. 0-23928

                            PDS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

               MINNESOTA                                 41-1605970
     -------------------------------                --------------------
     (State or other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

                   6171 MCLEOD DRIVE, LAS VEGAS, NEVADA 89120
                   ------------------------------------------
                    (Address of Principal Executive Offices)
                                        -

                                 (702) 736-0700
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE

                         COMMON STOCK PURCHASE WARRANTS
                         ------------------------------
                                (Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The approximate market value of stock held by non-affiliates was $4,921,000 based upon 2,386,000 shares held by such persons and the closing price on March 20, 2001 of $2.0625. The number of shares outstanding of the Registrant's $0.01 par value common stock at March 20, 2001 was 3,718,357.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement"), are incorporated by reference in Part III.


                                                 Exhibit Index Begins on Page 19
Page 1 of 21 Pages

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

         PDS Financial Corporation (the "Company" or "PDS") was incorporated under the laws of the State of Minnesota in 1988. The Company's corporate offices and its reconditioning facilities are located in approximately 58,000 square feet of leased space at 6171 McLeod Drive, Las Vegas, Nevada 89120-4048.

         The Company was originally founded as a leasing company, specializing in vehicle and general equipment leasing transactions. The Company began providing equipment financing for new Native American gaming facilities in the Upper Midwest in early 1991. Since 1992, substantially all of the Company's gross originations have resulted from transactions in the gaming industry. In 1996, the Company established a sales office in Las Vegas, Nevada, which became the Company's principal executive office in 1997.

         The Company currently operates four distinct divisions. These are:

            o Finance and Lease,
            o Casino Slot Exchange(R),
            o Table Games, and
            o Casino Operations.

         The Company's Finance and Lease Division engages in the business of financing and leasing gaming equipment. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines, table games, and other gaming devices. In addition, the Company finances furniture, fixtures, and other gaming related equipment, including restaurant and hotel furniture, vehicles, security and surveillance equipment, computers, and other office equipment for casino operations. The division generally targets established medium-sized casino operators that are opening new gaming facilities or expanding existing gaming facilities, as well as new casinos that the Company believes have acceptable credit quality.

         In 1997, the Company established PDS Slot Source, a reconditioned gaming machine sales and distribution division, to complement its financing and leasing activities. During 2000, the Company acquired Casino Slot Exchange(R) , a worldwide e-commerce marketing and distribution website, and subsequently changed the name of PDS Slot Source to Casino Slot Exchange(R).

         The Company's Table Games Division distributes both digital and traditional table games to casinos, including its patented Digital Card System(R) (DCS) platform. The DCS patent rights and technology were acquired in 1999. This innovative platform can support a wide variety of digital table games.

         The Company's entry into casino operations was formalized on January 25, 2001, when the Nevada Gaming Commission issued its final approval for the Company's acquisition of The Gambler casino. The Gambler casino is located on North Virginia Street in downtown Reno, Nevada. The Gambler is an unrestricted licensed casino with an installed base of approximately 180 gaming devices.

         In order to offer financing and gaming products, the Company must be licensed in each jurisdiction in which it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant and certain of its directors, officers, key employees and significant shareholders. The Company currently is licensed in Nevada (Manufacturer, Distributor, Slot Route Operator, and Operator), New Jersey, Colorado, Iowa, Minnesota, New Mexico, Illinois, Indiana, Mississippi, Washington, and with numerous California tribes. Over 85% of the installed base of gaming devices in the United States are located in these jurisdictions. The Company believes its gaming licenses, as well as its experience in the gaming industry, provide a competitive advantage, enabling the Company to offer financing packages and services that meet the needs of this industry more effectively than traditional financing.

GAMING INDUSTRY

         The casino industry in the United States, and the gaming industry in general, have experienced substantial growth in recent years. Prior to 1979, high stakes gaming activities were limited to Nevada. In 1979, casino gaming was legalized in

New Jersey. Between 1979 and 1988, gaming activities by various Native American tribes developed, leading to the federal enactment of the Indian Gaming Regulatory Act. The growth of Native American gaming served as a catalyst for certain jurisdictions to consider non-Native American casino gaming because of its potential as a source of government revenue. Since 1989, various forms of casino gaming have been legalized in California, Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Mexico, South Dakota, and Washington. In addition, gaming facilities operate on cruise ships sailing out of California, Florida, Georgia, Hawaii, Texas, and Puerto Rico. Several other states have approved or are considering approval of some form of casino gaming. As of January 1, 2000, 11 states in the U.S. had commercial casinos, 27 states had Native American casinos, 37 states and the District of Columbia had lotteries, 40 states had Pari-mutuel wagering, and 46 states and the District of Columbia had charitable gaming. In 1999, the commercial casino segment of the gaming industry employed more than 355,000 individuals. As the gaming industry has expanded throughout the United States, the gross annual revenue has steadily increased. Gross gambling revenue (GGR) is the amount wagered minus the winnings returned to players, a true measure of the economic value of gambling. GGR is the figure used to determine what a casino, racetrack, lottery or other gaming operation earns before taxes, salaries and other expenses are paid - the equivalent of "sales," not "profit." In 1999, for example, the commercial casino industry had GGR of more than $22 billion. No assurance can be given as to whether any additional states will adopt legislation permitting casino gaming in the future or the nature, timing and extent of legalized gaming development in any state.

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

         After lotteries, casino gambling was the most popular form of gaming among Americans in 1999. Casino gambling gained in popularity in 1999, with 34 percent of Americans visiting casinos in 1999, up from 29 percent in 1998, making an average of 5.4 trips per year. Households in the Western States accounted for 29 percent of casino visits, followed by households in the North Central region of the United States (27 percent), the South (24 percent) and the Northeast (20 percent). Since 1996, the average number of visits by households to casinos has held steady at slightly less than once every two months.

COMPANY STRATEGY

FINANCE AND LEASE

         The Company believes that the gaming industry in general has entered into a gaming equipment replacement and casino development cycle, which provides increased opportunities for the Company's financing and leasing services. The Company's ability to offer casino operators innovative financing structures provides a competitive advantage over non-licensed financial institutions. For example, the Company's operating leases are not accounted for as indebtedness under generally accepted accounting principles, and are not subject to financing covenants that restrict indebtedness that a smaller casino may have. Overall, the Company believes its experience in and knowledge of the industry, as well as its licenses, allow it to offer financing packages and services that meet the needs of the industry in a more effective manner than traditional financing and leasing sources and equipment manufacturers and distributors.

         The Company believes its operating lease program has been well received by casino operators since its introduction in 1996 because it offers lower monthly payments and off-balance sheet financing. The Company believes that such program promotes its strategic objective of increasing recurring revenues. The Company retains ownership of the gaming equipment under operating leases, and at the end of the applicable lease term the Company offers the customer an option to purchase the gaming equipment at its then determined fair market value or extend the lease term. The Company receives rental income under a non-cancelable lease, which ranges from 6 to 48 months and has a typical term of 36 months. The casino operator incurs rental expense, and avoids reflecting an asset and related liability on its balance sheet. Returned machines are inventoried for lease or resale by the Company through its Casino Slot Exchange(R) division.

         The Company also provides financing to its customers in the form of direct finance leases, sales-type leases or collateralized loans. Such financing transactions are either originated directly by the Company with the casino operator or are structured jointly with the gaming equipment manufacturer or distributor. Under these types of transactions, substantially all of the benefits and risks of ownership are borne by the lessee/borrower. Under a direct finance and sales-type lease, the lessee is required to pay the Company the purchase price of the gaming equipment plus interest over the term of the lease; if the lease payments are not sufficient to cover the purchase price of the gaming equipment, the lessee is required to pay the Company a balloon payment at the end of the lease term. Most of the Company's equipment financing transactions range from $500,000 to $2.5 million. The Company generally obtains the funds necessary for its direct finance leases or collateralized loans by pledging those assets against recourse or nonrecourse borrowings or by selling all or a portion of its interest in the payment stream, often simultaneously with its origination of financing transactions.

CASINO SLOT EXCHANGE(R)

         In 1997, the Company established PDS Slot Source, which has now developed into Casino Slot Exchange(R) (www.casinoslotexchange.com), an e-Commerce, reconditioned gaming machine sales and distribution program, to complement its leasing and financing activities. The division supplies reconditioned gaming machines to casino operators worldwide through an interactive Internet website. Because the Company is licensed to distribute gaming equipment in key gaming jurisdictions, the Company believes it is able to offer, through its website, a wider variety of gaming options to its customers, while at the same time identifying additional financing opportunities. The Company believes that the secondary market for gaming devices is fragmented and underdeveloped. Casino Slot Exchange(R) has evolved into one of the leading providers of pre-owned gaming devices, acquiring used gaming machines from a variety of distributors, brokers, casino operators, slot route operators, and/or its own customers at commercially reasonable prices. The Company's ability to purchase on a large scale and refurbish the machines prior to resale enhances the value of the gaming devices, thereby increasing operating profit and stabilizing residual values.

TABLE GAMES

         In June 1999, the Company acquired the intellectual property rights for gaming devices using the Digital Card System(R) ("DCS") from DigiDeal Corporation as part of an agreement covering patent and technology rights including technology transfer, manufacture, distribution and affecting patents trademarks and copyrights (the Technology Agreement). Products built on the DCS platform use virtual playing cards, which are displayed with high quality graphics on screens for each player and the dealer. The first product introduced on the DCS platform is Digital 21(TM). An initial prototype of DCS was reviewed and approved by the State of Nevada Gaming Control Board and independent testing laboratories. Updated versions of the DCS software, featuring enhanced features, are currently being reviewed by gaming authorities. There can be no assurance that the State of Nevada Gaming Control Board or independent testing laboratories will approve the updated versions of Digital 21(TM) on a timely basis or at all. The Company's strategy is to lease DCS games with its casino customers in order to generate recurring monthly revenues and cash flows.

CASINO OPERATIONS

         The Company intends to expand its business strategy to include owning and operating gaming facilities. The Company's entry into casino operations was formalized on January 25, 2001, when the Nevada Gaming Commission issued its final approval for the Company's acquisition of The Gambler casino in Reno, Nevada. The Gambler is an unrestricted licensed casino with an installed base of approximately 180 gaming devices. The Company plans to continue to evaluate opportunities to expand its casino operations in Nevada and other gaming markets. The entry into casino operations constitutes a key component in the Company's strategy for long-term growth. The Company believes that its casino division will have certain advantages over competing gaming establishments. The Company believes that its access to lower cost capital, compared to other small casino operators, and a wide range of slot machine inventory and equipment, coupled with its industry knowledge and multiple gaming licenses, will provide it with a significant competitive advantage in the area of casino operations. With the acquisition of gaming operations, the Company anticipates building a foundation of recurring cash flows that will enhance stability and be an area of added growth for the future.

COMPETITION

         The finance industry is highly competitive. In the gaming equipment financing market, the Company competes primarily with equipment manufacturers, and to a lesser extent with leasing companies, commercial banks, and other financial institutions. Certain of the Company's competitors are significantly larger and have substantially greater resources than the Company. The Company sometimes jointly markets its financing services with gaming equipment manufacturers who may be competitors of the Company. The Company believes its ability to offer casino operators gaming devices under operating lease structures provides a competitive advantage over non-licensed financial institutions.

         The Company competes on the basis of offering flexibility in structuring leases and other financial transactions, commitment to prompt attention to customer needs, creative solutions to non-traditional financing requests, and immediate reactions to changes in the financial marketplace. In addition to financing gaming equipment, the Company finances substantially all other types of furniture, fixtures, and equipment used in a casino operation.

         With respect to Casino Slot Exchange(R), the Company competes primarily against equipment manufacturers and smaller distributors. It is possible that new competitors may engage in gaming equipment financing or the distribution of reconditioned gaming machines, some of which may have licenses to own or sell gaming equipment and have greater financial resources than the Company.

         The Company believes DCS is one of the only digital card technology platforms available in table games. The Company competes primarily against traditional table game makers. It is possible that new competitors may engage in the manufacture and distribution of games with similar technology, some of which may have greater financial resources than the Company or offer competing market technologies.

         The Casino Operations Division primarily competes against other gaming operations of similar size and structure. Typically, the Company's casinos will not be in direct competition with major "strip" casinos, but with neighborhood casinos, taverns, and bars. It is possible that new competitors may engage in small casino operations, some of which may have greater financial resources than the Company or offer competing marketing strategies.

PRINCIPAL CUSTOMERS

         Historically, the Company has experienced significant nonrecurring revenues in connection with the completion of large gaming equipment financing transactions. During 2000, revenues from the Company's five largest customers, as a percentage of total revenue, were 23%, 13%, 11%, 8%, and 5%. During 1999, no customer accounted for more than 10% of total revenue. Revenues from the Company's five largest customers, as a percentage of 1998 revenue, were 20%, 19%, 16%, 9%, and 8%. Due to the non-recurring nature of its large gaming equipment financing transactions, the Company cannot estimate the potential significance of total revenues that may be derived from one or several customers in 2001.

GOVERNMENT REGULATION

         Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal and state regulation and oversight. In order to (i) provide financing, (ii) distribute gaming devices, gaming equipment, and/or table games, and/or (iii) operate casinos, the Company must be properly licensed in each jurisdiction where it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant, its directors, and certain of its officers, key employees, and significant shareholders. The Company's (or one or more of its subsidiaries') current state gaming (not including tribal) licenses are as follows:


            JURISDICTION       TYPE OF GAMING LICENSE(S)
            ------------       -------------------------
            Colorado           Manufacturer/Distributor
            Illinois           Supplier
            Indiana            Supplier
            Iowa               Distributor
            Minnesota          Distributor
            Mississippi        Manufacturer/Distributor
            Montana            Finding of Suitability (Non-Institutional Lender)
            Nevada             Manufacturer, Distributor, Slot Route Operator, and Casino Operator
            New Jersey         Casino Service Industry
            New Mexico         Manufacturer
            Washington         Supplier

         The Company is also licensed as a gaming Vendor or Supplier with certain Native American tribes in the states of California, Iowa, New Mexico, and North Dakota. The Company has gaming license applications pending with Native

American tribes in the states of Connecticut, Kansas, and Minnesota.

         While not anticipated, expansion of the Company's activities may be hindered by the inability to obtain or delays in obtaining requisite state licenses or other approvals. No assurance can be given as to the term for which the Company's licenses will be renewed in a particular jurisdiction or to what license conditions, if any, may be imposed by such jurisdiction in connection with future renewals. The Company cannot predict the effect that adoption of and changes in gaming laws, rules, and regulations might have on its future operations.

         Any person who acquires a controlling interest in the Company would have to meet the requirements of all applicable governmental bodies that regulate the Company's operations. A change in the make-up of the Company's board of directors and management would require the various gaming authorities to examine the qualifications of the new board members and management.

         Gaming on Native American land is further regulated by tribal governments. Changes in federal, state, or tribal laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted on Native American land. In addition, numerous lawsuits nationwide seek to limit or expand Native American gaming activities. The outcome of such litigation cannot be predicted.

         The following references to material statutes and regulations affecting the Company are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a materially adverse effect on the business of the Company.

         NEVADA. The manufacture, ownership, operation, sale, and distribution of gaming devices in Nevada and the operation of casinos in the state are all subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. Generally, gaming activities (including the manufacture, sale, and lease of gaming devices) may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission") and appropriate county and city licensing agencies. The Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board"), and the various county and city licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

         The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping, and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations, and procedures could have a materially adverse effect on the Company's operations.

         The Company is required to be licensed as a distributor by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company also holds a manufacturer, Slot Route Operator, and an Operator's license in Nevada. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a five percent or greater stockholder of, or receive any percentage of profits from, the Company without first reporting the acquisition to the Nevada Gaming Authorities and obtaining all required licenses and approvals. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in the distribution of gaming devices and to act as a manufacturer of gaming devices in Nevada, operate a slot route, or operate gaming establishments.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship or involvement with the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, and key employees of the Company who are actively and directly involved in the Company's gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation incurred by the Nevada Gaming Authorities. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

         If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, financial transactions, gaming revenues, and gaming expenditures by the Company must be reported to, or approved by, the Nevada Commission.

         If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, suspension, or revocation of any gaming license could have a materially adverse effect on the Company's operations.

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

         The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires the beneficial owners of more than 10 percent of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10 percent, but not more than 15 percent, of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies, or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation incurred by the Nevada Gaming Authorities.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. A record owner may also be found unsuitable if the record owner fails to identify the beneficial owner within 30 days of a request by the Nevada Commission or Chairman of the Nevada Board. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to submit a notification statement to the Nevada Board which provides detailed information regarding the foreign gaming operation and to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

         NEW JERSEY. The Company and certain of its officers and directors are currently required to be licensed under the New Jersey Casino Control Act (the "New Jersey Act") as a casino service industry qualified to sell its products to casinos in New Jersey. The sale and distribution of gaming equipment to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission. The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act. Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of the Company or its employees to obtain any required licenses, permits, and approvals from the New Jersey Commission, or any renewals thereof.

         The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees, and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, reputation for honesty, business ability, and experience of the Company and its directors, officers, management and supervisory personnel, principal employees, and stockholders, as well as the adequacy of the financial resources of the Company.

         New Jersey licenses are granted for a period of one or two years, depending on the length of time a company has been licensed, and are renewable. The New Jersey Commission may impose such conditions upon licensing as it deems appropriate. These include the ability of the New Jersey Commission to require the Company to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the Company for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the Company's license. Licenses are also subject to suspension, revocation, or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

         OTHER JURISDICTIONS. The Company currently is also licensed to operate (in addition to Nevada and New Jersey) at various levels in California (tribal), Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico, North Dakota (tribal), and Washington. Although the regulations in these jurisdictions are not identical to the States of Nevada and New Jersey, their material attributes are substantially similar, as described below.

         The manufacture, sale, and distribution of gaming devices and the ownership and operation of gaming facilities in each jurisdiction are subject to various state, county, and/or municipal laws, regulations, and ordinances which are administered by the relevant regulatory agency or agencies in that jurisdiction (the "Gaming Regulators"). These laws, regulations, and ordinances primarily concern the responsibility, financial stability, and character of gaming equipment owners, distributors, sellers, and operators, as well as persons financially interested or involved in gaming or liquor operations.

         In many jurisdictions, selling or distributing gaming equipment may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the Gaming Regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel, and significant stockholders. The Gaming Regulators may at any time revoke, suspend, condition, limit, or restrict a license for any cause deemed reasonable by the Gaming Regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. The Company and its key personnel have obtained all licenses necessary for the conduct of the Company's business in the jurisdictions in which it sells, distributes, and finances gaming equipment. Suspension or revocation of such licenses could have a materially adverse effect on the Company's operations.

EMPLOYEES

         As of December 31, 2000, the Company employed 56 persons, including 12 in direct sales and marketing, 22 in reconditioning, and 22 in general and administrative functions (including accounting, credit, legal, compliance, and human resources). All of these persons are full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's corporate offices and its reconditioning facilities are located in approximately 58,000 square feet of leased space in Las Vegas, Nevada. The Company pays monthly rent of approximately $43,000 pursuant to a lease expiring on December 31, 2004. The Company considers the facilities as adequate and suitable for the purposes they serve.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a materially adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq SmallCap market under the symbol PDSF. The following table sets forth the high and low sales price for the common stock as reported by Nasdaq for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up or markdown or commissions, and do not necessarily represent actual transactions:


                                       PRICE RANGE OF COMMON STOCK
                                       ---------------------------
                                    2000                       1999
                                    ----                       ----
                              HIGH        LOW            HIGH          LOW
First Quarter                $1.88       $1.06          $3.38         $2.13
Second Quarter                1.50        1.06           4.94          1.81
Third Quarter                 2.69        1.25           4.94          2.06
Fourth Quarter                2.30        1.13           2.31          1.25

         As of March 20, 2001, the Company's common stock was held by approximately 43 holders of record and an estimated 900 additional beneficial owners.

         No dividends were paid during the periods indicated. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. Certain of the Company's financing agreements restrict the payment of dividends.

         In December 1999, Nasdaq informed the Company that it was not in compliance with the $5 million market value of public float requirement for continued listing of its Common Stock on the Nasdaq National Market. Subsequently, the Company applied for listing on the Nasdaq SmallCap Market. By letter dated March 8, 2000, Nasdaq informed the Company that its application for listing on the Nasdaq SmallCap Market had been approved.

ITEM 6. SELECTED FINANCIAL DATA

         The table below sets forth selected consolidated financial data for the periods indicated, derived from the Company's consolidated financial statements. The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and notes to the financial statements appearing elsewhere.

INCOME STATEMENT DATA
(in thousands, except per share and number of shares data)


                                                                                YEARS ENDED DECEMBER 31
                                                    -------------------------------------------------------------------------------
                                                       2000              1999            1998             1997            1996
                                                    ------------     -------------    ------------     ------------    ------------
Revenues:
    Sales-type leases                                   $23,038            $7,699          $3,964          $14,480
    Equipment sales                                       9,749             6,146          20,522           17,482
    Operating leases rentals                             10,497            12,426           6,750           11,406          $2,938
    Finance income                                        7,509             5,511           3,033            1,575             936
    Fee income                                            2,107             3,697           1,746            2,670           2,486
                                                    ------------     -------------    ------------     ------------    ------------
                                                         52,900            35,479          36,015           47,613           6,360
                                                    ------------     -------------    ------------     ------------    ------------
Costs and expenses:
    Sales-type leases                                    19,359             6,622           3,386           13,654
    Equipment sales                                       9,844             6,740          17,257           15,123
    Depreciation on operating leases                      8,217             8,773           4,931            8,589           2,203
    Interest                                              8,358             8,133           5,062            4,260           1,354
    Selling, general, and administrative                  5,677             4,810           4,681            3,840           2,149
    Collection and asset impairment                         212             1,395             123              628             170
                                                    ------------     -------------    ------------     ------------    ------------
                                                         51,667            36,473          35,440           46,094           5,876
                                                    ------------     -------------    ------------     ------------    ------------
Income (loss) before income taxes                         1,233              (994)            575            1,519             484
Income tax expense (benefit)                                505              (260)            219              577             179
                                                    ------------     -------------    ------------     ------------    ------------
Net income (loss)                                          $728            $ (734)           $356             $942            $305
                                                    ============     =============    ============     ============    ============

Earnings per common share:
        Basic                                             $0.20           $ (0.20)          $0.10            $0.30           $0.10
        Diluted                                            0.20             (0.20)           0.09             0.28            0.10

Weighted average number of common
    shares outstanding
        Basic                                         3,711,000         3,684,000       3,611,000        3,184,000       3,126,848
        Diluted                                       3,730,000         3,684,000       3,784,000        3,620,000       3,126,848

BALANCE SHEET DATA
(in thousands)

Total assets                                            $84,301          $108,033         $79,629          $39,964         $40,562
Notes payable and subordinated debt                      60,378            79,872          50,670           27,536          25,641

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines, and other gaming devices. In addition, the Company finances furniture, fixtures, and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers, and other office equipment. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Illinois, Iowa, Indiana, Minnesota, Mississippi, New Mexico, and Washington to provide this financing alternative. The Company also reconditions, sells, and distributes used and other gaming devices and products through Casino Slot Exchange(R) to complement its leasing and financing activities and to generate equipment sales. During 1999, the Company expanded its focus beyond providing reconditioned slot and video gaming devices to include new types of table games on its proprietary DCS(TM) platform. During 2000, the Company formed its Table Games Division. In early 2001, the Company received a non-restricted gaming license to operate The Gambler casino and formed its Casino Operations Division.

         The Company's strategy is to increase recurring revenues and cash flows through its operating divisions and by acquiring and operating casinos. In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties for fee income. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. The Company's access to lower cost financing and equipment, industry knowledge, and presence in multiple jurisdictions provide advantages identifying casino ownership opportunities. The following schedule shows the amount of leases and collateralized equipment loans ("financing transactions") originated (in thousands):


                                                     2000              1999             1998
                                                 --------------    -------------    -------------
Financing transactions originated and
    sold to third parties for fee income               $14,500          $22,400           $8,900

Financing transactions originated
    for the Company's portfolio                         13,900           58,400           51,400
                                                 --------------    -------------    -------------

                                                       $28,400          $80,800          $60,300
                                                 ==============    =============    =============

RESULTS OF OPERATIONS

         During 2000, 1999, and 1998 the Company reported net income (loss) of $728,000, ($734,000), and $356,000, respectively.

         The results of operations for 2000 and 1999 primarily reflect:

     o Improved margins in both the Finance and Lease and Casino Slot Exchange(R) divisions for 2000, due primarily to a higher level of sales-type leases, partially offset by lower fee income.

     o During 2000, selling, general, and administrative expenses increased $867,000 from 1999, due in part to the following:

           o  Prepayment discounts on notes receivable in the amount of $359,000

           o  Investment in Table Games Division of approximately $517,000

     o During 1999, the Company liquidated certain used gaming devices held in inventory by Casino Slot Exchange(R), which generated a loss of approximately $669,000. The Company also recorded provisions for collection and asset impairment losses of $1,395,000 in 1999.

     o In 1999 and 1998, results of operations reflect the costs associated with growing the portfolio of financing transactions retained on its balance sheet. Such costs include:

           o Higher interest expense associated with the debt incurred to finance the portfolio, and

           o The opportunity cost resulting from foregone fee income which could have been realized had the financing transactions been sold to third parties, compared to the leasing or finance margin actually realized from holding the financing transactions in the Company's portfolio. While the aggregate finance and leasing margin is expected to be greater over the life of the transaction, it is significantly less than fee income would have been in the year of origination.

         The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including variations in the mix of financing transactions between operating leases, direct finance leases, and notes receivable, changes in the gaming industry which affect the demand for reconditioned gaming devices sold by the Company's Casino Slot Exchange(R) division, economic conditions in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt experience, and the level of fee income obtained through the sale of leases or financing transactions.

         The Company's quarterly operating results, including net income, have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. These transactions can be in the negotiation and documentation stages for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results which may be expected for any other period. The Company believes that growth of its portfolio of notes and lease receivables, equipment under operating leases, and casino operations will lead to increased recurring revenues, which will tend to lessen the fluctuations of its operating results.

         The following information is derived from the Consolidated Statements of Income (Loss) appearing on page F-4 of this report on Form 10-K, and is presented solely to facilitate the discussion of results of operations that follows (in thousands):


                                             CONDENSED                                      CONDENSED
                                            CONSOLIDATED                                   CONSOLIDATED
                                        STATEMENT OF INCOME       THE EFFECT ON        STATEMENT OF INCOME         THE EFFECT ON
                                           FOR THE YEARS           NET INCOME OF          FOR THE YEARS             NET INCOME OF
                                         ENDED DECEMBER 31,          CHANGES            ENDED DECEMBER 31,            CHANGES
                                         -----------------           BETWEEN            -----------------             BETWEEN
                                         2000         1999            YEARS               1999          1998           YEARS
                                       ---------    ----------    -----------------    ----------    ----------     ----------------
Sales-type leases and equipment
     sales gross margin                  $3,584         $483              $3,101           $483        $3,843             $(3,360)
Finance and lease gross margin            9,789        9,164                 625          9,164         4,852               4,312
Fee income                                2,107        3,697              (1,590)         3,697         1,746               1,951
Interest expense                         (8,358)      (8,133)               (225)        (8,133)       (5,062)             (3,071)
Selling, general, and
     administrative expense              (5,677)      (4,810)               (867)        (4,810)       (4,681)               (129)
Provision for losses                       (212)      (1,395)              1,183         (1,395)         (123)             (1,272)
                                       ---------    ----------    -----------------    ----------    ----------     ----------------

Income (loss) before income taxes        $1,233        $(994)             $2,227          $(994)         $575             $(1,569)
                                       =========    ==========    =================    ==========    ==========     ================

SALES-TYPE LEASE AND EQUIPMENT SALES GROSS MARGIN

Sales-type lease and equipment sales gross margin consist of the following (in thousands):


                                                                      YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                            2000                1999               1998
                                                       ----------------    ----------------    --------------
  Casino Slot Exchange(R) Division:
    Revenues:
      Sales-type leases                                         $4,698             $7,699             $3,964
        Equipment sales                                          5,572              6,146             13,114
                                                       ----------------    ----------------    --------------
                                                                10,270             13,845             17,078
                                                       ----------------    ----------------    --------------
    Costs and expenses:
       Sales-type leases                                         3,791              6,622              3,386
       Equipment sales                                           5,938              6,740             10,709
                                                       ----------------    ----------------    --------------
                                                                 9,729             13,362             14,095
                                                       ----------------    ----------------    --------------
     Casino Slot Exchange(R) gross margin                          541                483              2,983
                                                       ----------------    ----------------    --------------

  Finance and Lease Division:
    Revenues:
          Sales-type leases                                     18,340
          Sale of equipment at lease termination                 4,177                                 7,408
                                                       ----------------    ----------------    --------------
                                                                22,517                                 7,408
                                                       ----------------    ----------------    --------------
     Cost of goods sold:
          Sales-type leases                                     15,568
          Sale of equipment at lease termination                 3,906                                 6,548
                                                       ----------------    ----------------    --------------
                                                                19,474                                 6,548
                                                       ----------------    ----------------    --------------
     Finance and Lease Division gross margin                     3,043                                   860

                                                       ------------------------------------------------------
Sales-type leases and equipment sales
gross margin                                                    $3,584               $483             $3,843
                                                       ================    ================    ==============

CASINO SLOT EXCHANGE(R) DIVISION

         During 2000, the Company changed the name of PDS Slot Source to Casino Slot Exchange(R), the marketing and distribution website acquired during the year. Casino Slot Exchange(R) revenues represent the sale, or financing under a sales-type lease to an end-user, of used and reconditioned gaming equipment. During 1998, there was a strong demand for reconditioned gaming devices with a feature known as a "bill acceptor" (a device which enables a machine to accept paper currency in addition to coins). The market demand for such gaming devices was significantly satisfied during 1998. Additionally, demand for "reel-type" slot machines declined in 1999. Consequently, revenues and sales margin declined in 1999. During 2000, the Casino Slot Exchange(R) web site was purchased. The web site allows casinos to list and sell equipment through a virtual warehouse. In many cases, the gaming devices sold through the web site enter inventory briefly and are immediately shipped to the customer with little or no reconditioning efforts on the part of the Company. Consequently, the per unit price for each gaming device is less than would be the case for a fully reconditioned game. This had the effect of reducing revenues per unit while increasing unit sales (5,300 units in 1999 to 5,500 units in 2000), and increasing sales margin by 2% from 1999 to 2000. The Company has significantly narrowed its product line and managed Casino Slot Exchange(R) inventory levels downward (from $10 million to $6.1 million at December 31, 1998 and 1999, respectively) by liquidating at a loss of $669,000 gaming devices for which market demand had declined. During 2000, inventory levels decreased from $6.1 million to $5.9 million.

FINANCE AND LEASE DIVISION

         The Company realizes sales-type lease and equipment sales gross margin when a lessee purchases leased equipment (1) which the Company finances via a sales-type lease (reported as "sales-type leases revenue"), and (2) for which the Company is paid cash or receives a promissory note (reported as "equipment sales revenue"). These gains generally arise upon lease termination in two ways:

              o The Company's operating lease agreements generally provide the lessee with the option to purchase the leased equipment upon lease expiration at its then fair market value. The Company realizes a gain when the lessee acquires the equipment for fair market value in excess of the Company's residual carrying value; and

              o An existing lessee chooses to terminate a lease prior to its scheduled expiration. The lessee is generally required to pay the Company an amount in excess of its carrying value in such situations.

         During 2000, the Company recorded gains both on (1) termination of leases, resulting in an increase in sales-type leases revenue, and (2) equipment sales at the lease expiration in excess of residual carrying value. There were no such transactions during 1999. Sales revenue in 1998 primarily reflects early termination transactions.

FINANCE AND LEASING MARGIN

Finance and leasing margin consists of the following (in thousands):


                                                                YEARS ENDED DECEMBER 31
                                                                -----------------------
                                                     2000                 1999                1998
                                                ----------------     ---------------     ----------------
Operating lease rentals                             $10,497             $12,426              $ 6,750
Finance income                                        7,509               5,511                3,033
Depreciation on operating leases                     (8,217)             (8,773)              (4,931)
                                                ----------------     ---------------     ----------------

                                                     $9,789              $9,164               $4,852
                                                ================     ===============     ================

         Finance and leasing margin has increased in 2000, 1999, and 1998. The Company's portfolio of operating leases, direct finance leases, and collateralized equipment loans are summarized as follows at December 31 (in thousands):


                                                     2000                 1999                1998
                                                ----------------     ----------------    ----------------
Notes receivable, net                                   $12,036              $22,614             $21,878
Investment in direct financing leases                    31,672               17,172               9,668
Leveraged leases, net                                     4,752                3,528
Equipment under operating leases, net                    14,347               41,287              27,751
                                                ----------------     ----------------    ----------------
                                                        $62,807              $84,601             $59,297
                                                ================     ================    ================

         Finance and lease margin increased in 2000 primarily due to the Company's larger investment in direct finance leases. This increase was partially offset by a decrease in the Company's operating lease and notes receivable portfolio, due to leases coming to maturity during the year and early payoffs on notes receivable.

         Finance and leasing margins during 1999 and 1998 did not increase as quickly as the lease and finance portfolio because of changes in the mix of leases and financing transactions originated during 1999 and 1998. An increase in the mix of operating leases compared to direct financing leases and collateralized loans moderated the growth in the related margin. Operating lease margin (rental revenue less depreciation) is recognized on a constant basis over the life of a lease. Finance income is recognized as a fixed percentage of the underlying balance of the note receivable or direct finance lease. Consequently, the margin inherent in an operating lease tends to be recognized later in the life of the lease when compared to a note receivable or a direct finance lease.

FEE INCOME

         Fee income includes gross profit from the sale to third parties of the Company's interests in notes receivable and direct finance leases. Upon sale, the Company records fee income equal to the difference between the sales price and the carrying value of the related asset. Fee income also includes commissions earned for arranging financing between unrelated parties. Fee income has historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of the subsequent sale of notes receivable and direct finance leases.

         Fee income decreased in 2000 from $3.7 million in 1999 to $2.1 million as less financing transactions were sold to third parties. Fee income was higher in 1999 as more financing transactions were sold to third parties including transactions with one customer which resulted in approximately 45% of the year's fee income.

INTEREST EXPENSE

         Consistent with the Company's strategy to grow its lease and notes receivable portfolio, it has incurred higher levels of borrowing. Interest expense increased slightly in 2000 due to higher average borrowings throughout the year when compared to 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         The increase in selling, general, and administrative expenses in 2000 compared to 1999 primarily reflects an increase in payroll and related costs associated with the Table Games Division of approximately $517,000 and prepayment discounts on notes receivable in the amount of $359,000.

         The increase in selling, general, and administrative expenses in 1999 compared to 1998 primarily reflects higher payroll and occupancy costs associated with the growth in the Casino Slot Exchange(R) division, legal fees associated with obtaining licensing in the states of Mississippi and Illinois in 1999, and legal fees in connection with the work-out of three accounts which defaulted in 1999.

COLLECTION AND ASSET IMPAIRMENT PROVISIONS

         The collection and asset impairment provisions represent the Company's estimate of the amounts expected to be lost related to specific accounts, including estimated losses on future non-cancelable lease rentals and notes receivable. The 2000 and 1999 provisions reflect one and three customers, respectively, that defaulted under their financing agreements.

INCOME TAXES

         The Company's effective tax rate was approximately 41% for 2000. The effective rate for 2000 is higher than the federal statutory rate of 34% due primarily to non-deductible amortization.

         The Company's effective tax benefit rate was approximately 26% for 1999, and is lower than the federal statutory rate of 34% due to non-deductible amortization and the reversal of temporary differences at other than the originally expected effective rate.

         The Company's effective tax rate was approximately 38% for 1998. The effective rate for 1998 was higher than the federal statutory rate of 34% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents totaled $2.0 million at December 31, 2000, compared to $2.9 million at December 31, 1999. Net cash provided by operating activities amounted to $14.2 million in 2000, compared to $2.3 million in 1999. The higher level of cash provided by operating activities in 2000 primarily resulted from collections on notes receivable and direct financing leases and proceeds from the sales of direct financing leases, partially offset by the origination of direct financing leases. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from the operating activities described above and various forms of recourse and non-recourse borrowings from banks, financial institutions, and financial intermediaries. Payments under the Company's borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings.

         See Note 4 to Notes to Financial Statements for a description of the Company's debt financing.

         The Company's current financial resources, including estimated cash flows from future operations, the lines of credit ($44.5 million) and other facilities ($10 million) which total approximately $54.5 million (of which $32 million is available as of December 31, 2000) are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities described above, the Company has developed a network of financial institutions to which its sells financial transactions on a regular basis. The Company manages its portfolio to optimize concentration among customers or geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

         Inflation has not had a significant impact on the Company's operations.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension, or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; uncertainty of market acceptance of the Company's Table Games Division, operating lease program, or Casino Slot Exchange(R); a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers; the risk of default by the Company's customers with respect to its financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Substantially all of the Company's borrowings are under fixed interest rates, and maturities are matched with the cash flows of leased assets and notes receivables. A changing interest rate environment will not significantly impact the Company's margins since the effects of higher or lower borrowing costs would be reflected in the rates for newly originated leases or collateralized loans. Therefore, consistent with the Company's strategy and intention to hold most of its originations to maturity, the Company does not have a significant exposure to interest rate changes.

         The Company does not have a significant exposure to foreign currency risk because all of its sales to customers in foreign countries are transacted in United States dollars.

ITEM 8. FINANCIAL STATEMENTS

         The Company's Consolidated Financial statements, including notes thereto, are listed in Part IV, Item 14, of this report and are included after the signature page beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         On January 5, 2000, the Company engaged new independent accountants, Piercy, Bowler, Taylor & Kern ("Piercy Bowler"), to audit the Company's financial statements as of and for the year ended December 31, 1999. The decision to appoint Piercy Bowler was approved by the Audit Committee of the Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The financial statements listed on the accompanying Index of Financial Statements (page F-1) are filed as part of this annual report.

(b)      Reports on Form 8-K

         During the quarter ended December 31, 2000, no reports on Form 8-K were filed by the Company.

(c)      Exhibits

         Included as Exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record as of the record date for its 2000 Annual Meeting of Shareholders, a copy of any of the exhibits listed below upon payment of $0.25 per page.

                                  EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------

   3.1            Amended and Restated Articles of Incorporation (4)

   3.2            Articles of Amendment to Articles of Incorporation (4)

   3.3            Articles of Amendment to Articles of Incorporation (4)

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

   10.2           1993 Stock Option Plan, as amended (1)

   10.3           Form of Incentive Stock Option Agreement (1)

   10.4           Form of Non-Qualified Stock Option Agreement (1)

   10.5           Employment Agreement between the Registrant and Johan P.
                  Finley (1)

   10.6           Employment Agreement between the Registrant and Peter D.
                  Cleary (3)

   10.7           Employment Agreement between the Registrant and Lona M. B.
                  Finley (1)

   10.8           Employment Agreement between the Registrant and Joe S. Rolston
                  IV

   10.9 Form of Tax Indemnification Agreement between the Registrant and Johan P. Finley (1)

   10.10 Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as Lender and the Registrant as Borrower (6)

   10.11 Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as Lender and PDS Financial Corporation-Nevada, as Borrower (6)

   10.12 Master Loan Agreement by and among the Registrant, PDS Financial Corporation - Nevada and Miller & Schroeder Investments Corporation, dated December 15, 1998 (6)

   10.13 Loan and Security Agreement, dated April 28, 1999 between SunWest Bank as Lender and PDS Financial Corporation - Nevada as Borrower (10)

   10.14 Promissory Note, dated December 19, 2000, between U.S. Bank National Association, as lender, and PDS Financial Corporation, as borrower

   10.15 Master Revolving Line of Credit - Promissory Note by and among the Registrant PDS Financial Corporation - Nevada and Nevada State Bank, dated April 22, 1999 (10)

   10.16 Master Loan Agreement by and among the Registrant, PDS Financial Corporation - Nevada, PDS Financial Corporation Mississippi, and Miller & Schroeder Investments Corporation, dated October 28, 1999 (10)

   10.17 Master Loan Agreement by and among the Registrant, PDS Financial Corporation - Nevada and Miller & Schroeder Investments Corporation, dated October 28, 1999 (10)

   10.18 Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights (Sovereign Nations) dated June 16, 1999 (7)

   10.19 Amended and Restated Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and among the Registrant and the DigiDeal Corporation, effective June 16, 1999, dated September 7, 2000

   10.20 Warrant to Purchase Common Stock of PDS Financial Corporation issued to DigiDeal Corporation in connection with the Agreement for Technology, Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights, dated June 16, 1999 (10)

   10.21 Warrant to Purchase Common Stock of PDS Financial Corporation issued to DigiDeal Corporation in connection with the Agreement for Technology, Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights, dated June 16, 1999 (10)

   10.22 Deferred Compensation Plan, adopted February 4, 2000 but first effective as of April 1, 2000 (8)

   10.23 Purchase Agreement by and among the Registrant, PDS Financial Corporation, and C.J. Classics, Inc. dated June 12, 2000 (9)


   21.1           Subsidiaries of the Registrant

   23.1           Consent of Independent Accountants

   23.2           Consent of Independent Accountants

   99.1           Cautionary Statements


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

     (8) Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended March 31, 2000

     (9) Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 2000

     (10) Incorporated by reference to the Registrant's previously filed Form 10-K for the year ended December 31, 1999.

ITEM 14 SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         PDS Financial Corporation


         By:  /s/  JOHAN P. FINLEY                      Date:  March 23, 2001
            ------------------------------------------
              Johan P. Finley, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2001.


          NAME                                     TITLE
By /S/ JOHAN P. FINLEY                      Chairman of the Board,
  -------------------------                 Chief Executive Officer,
   Johan P. Finley                          Director
                                            (Principal Executive Officer)

By  /S/ PETER D. CLEARY                     President
  -------------------------                 Chief Operating Officer
     Peter D. Cleary                        Director

By /S/ MARTHA VLCEK                         Chief Financial Officer
  -------------------------                 (Principal Financial & Accounting Officer)
      Martha Vlcek

By /S/ PATRICK R. CRUZEN                    Director
   ------------------------
      Patrick R. Cruzen

By /S/ JOEL M. KOONCE                       Director
  -------------------------
     Joel M. Koonce

By /S/ JAMES L. MORRELL                     Director
  -------------------------
     James L. Morrell

By /S/ LONA M. B. FINLEY                    Director
  ----------------------------
    Lona M. B. Finley

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                            PAGE
(a)      Documents filed as part of this report:

         Consolidated Financial Statements:

         Reports of Independent Accountants                                                                  F-2

         Consolidated Balance Sheets as of December 31, 2000 and 1999                                        F-3

         Consolidated Statements of Income (Loss) and Comprehensive Income
              (Loss) for the Years Ended December 31, 2000, 1999 and 1998                                    F-4

         Consolidated Statement of Stockholders' Equity for the Years Ended
              December 31, 2000, 1999 and 1998                                                               F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31,
              2000, 1999 and 1998                                                                            F-6

         Notes to Consolidated Financial Statements                                                          F-7 - F-18

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PDS Financial Corporation:

We have audited the accompanying consolidated balance sheets of PDS Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and related consolidated statements of income (loss) and comprehensive income (loss), and stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDS Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

PIERCY, BOWLER, TAYLOR & KERN
Certified Public Accountants and Business Advisors,
A Professional Corporation

Las Vegas, Nevada
March 6, 2001


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PDS Financial Corporation:

In our opinion, the accompanying consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of PDS Financial Corporation and subsidiaries (the "Company") for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of PDS Financial Corporation and subsidiaries for any period subsequent to December 31, 1998.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 23, 1999

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


ASSETS:                                                                                2000                  1999
                                                                                  ---------------       ----------------
Cash and cash equivalents                                                              $2,033,000             $2,860,000
Restricted cash                                                                                                2,831,000
Notes, accounts, and leases receivable, net of allowances                              52,651,000             48,616,000
Equipment under operating leases, net                                                  14,347,000             41,287,000
Equipment held for sale or lease                                                        6,961,000              6,616,000
Refundable income tax deposits                                                             43,000                403,000
Deferred income taxes                                                                     542,000                976,000
Other assets, net                                                                       7,724,000              4,444,000
                                                                                  ---------------       ----------------
                                                                                      $84,301,000           $108,033,000
                                                                                  ===============       ================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable:
     Equipment vendors                                                                   $400,000             $6,363,000
     Other                                                                              1,018,000                717,000
Customer deposits                                                                       7,816,000              7,141,000
Notes payable                                                                          48,978,000             66,549,000
Subordinated debt                                                                      11,400,000             13,323,000
Accrued expenses and other                                                              3,847,000              3,836,000
                                                                                  ---------------       ----------------
                                                                                       73,459,000             97,929,000
                                                                                  ---------------       ----------------
Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares authorized,
          3,714,485 and 3,706,971 shares issued and outstanding
          at December 31, 2000 and 1999                                                    37,000                 37,000
     Additional paid-in capital                                                        11,556,000             11,546,000
     Deficit
                                                                                         (751,000)            (1,479,000)
                                                                                  ---------------       ----------------
                                                                                       10,842,000             10,104,000
                                                                                  ---------------       ----------------
                                                                                      $84,301,000           $108,033,000
                                                                                  ===============       ================



See notes to consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                  2000                   1999                1998
                                                            -------------------    ------------------    --------------
REVENUES:
    Sales-type leases                                            $23,038,000             $7,699,000         $3,964,000
    Equipment sales                                                9,749,000              6,146,000         20,522,000
    Operating lease rentals                                       10,497,000             12,426,000          6,750,000
    Finance income                                                 7,509,000              5,511,000          3,033,000
    Fee income                                                     2,107,000              3,697,000          1,746,000
                                                            -------------------    ------------------    --------------
                                                                  52,900,000             35,479,000         36,015,000
                                                            -------------------    ------------------    --------------

COSTS AND EXPENSES:
    Sales-type leases                                             19,359,000              6,622,000          3,386,000
    Equipment sales                                                9,844,000              6,740,000         17,257,000
    Depreciation on operating leases                               8,217,000              8,773,000          4,931,000
    Interest                                                       8,358,000              8,133,000          5,062,000
    Selling, general, and administrative                           5,677,000              4,810,000          4,681,000
    Collection and asset impairment provisions                       212,000              1,395,000            123,000
                                                            -------------------    ------------------    --------------
                                                                  51,667,000             36,473,000         35,440,000
                                                            -------------------    ------------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                        1,233,000               (994,000)           575,000
INCOME TAXES (BENEFIT)                                               505,000               (260,000)           219,000
                                                            -------------------    ------------------    --------------

NET INCOME (LOSS)                                                    728,000               (734,000)           356,000

OTHER COMPREHENSIVE INCOME, NET OF TAX                                                       25,000             12,000
                                                            -------------------    ------------------    --------------

COMPREHENSIVE INCOME (LOSS)                                         $728,000              $(709,000)          $368,000
                                                            ===================    ==================    ==============

NET INCOME (LOSS) PER SHARE:
      Basic                                                            $0.20                 $(0.20)             $0.10
      Diluted                                                          $0.20                 $(0.20)             $0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                        3,711,000              3,684,000          3,611,000
      Diluted                                                      3,730,000              3,684,000          3,784,000



See notes to the consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                      ACCUMULATED
                                                                       ADDITIONAL         OTHER
                                                  COMMON STOCK           PAID-IN       COMPREHENSIVE
                                              SHARES       AMOUNT        CAPITAL       INCOME (LOSS)      DEFICIT            TOTAL
                                            ---------      -------      -----------     ---------      -----------     -----------
BALANCES, JANUARY 1, 1998                   3,523,972      $35,000      $ 9,732,000      $(37,000)     $(1,101,000)     $8,629,000

Conversion of subordinated debentures          11,810                        50,000                                         50,000

Exercise of warrants                           45,747          400           14,600                                         15,000

Exercise of stock options, including tax
   benefit of $61,000                          66,682          600          368,000                                        368,600

Issuance of stock purchase warrants                                       1,103,400                                      1,103,400

Unrealized holding gains on securities
   net of income taxes                                                                     12,000                           12,000

Net income                                                                                                 356,000         356,000
                                            ---------      -------      -----------     ---------      -----------     -----------

BALANCES, DECEMBER 31, 1998                 3,648,211       36,000       11,268,000       (25,000)        (745,000)     10,534,000

Exercise of stock options, including tax
   benefit of $28,000                          56,204        1,000          175,000                                        176,000

Issued pursuant to Employee
   Stock Purchase Plan                          2,556                         3,000                                          3,000

Issuance of stock purchase warrants                                         100,000                                        100,000

Unrealized holding gains on securities
   net of income taxes                                                                     25,000                           25,000

Net loss                                                                                                  (734,000)       (734,000)
                                            ---------      -------      -----------     ---------      -----------     -----------

BALANCES, DECEMBER 31, 1999                 3,706,971       37,000       11,546,000                     (1,479,000)     10,104,000

Issued pursuant to Employee
   Stock Purchase Plan                          7,514                        10,000                                         10,000

Net income                                                                                                 728,000         728,000
                                            ---------      -------      -----------     ---------      -----------     -----------

BALANCES, DECEMBER 31, 2000                 3,714,485      $37,000      $11,556,000                     $ (751,000)    $10,842,000
                                            =========      =======      ===========     =========       ==========     ===========



See notes to the consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                         2000                   1999                 1998
                                                                   -------------------     -----------------    -----------------
OPERATING ACTIVITIES
    Net cash provided by (used in) operating activities                 $14,230,000            $2,321,000          $(16,789,000)
                                                                   -------------------     -----------------    -----------------

INVESTING ACTIVITIES
    Purchases of equipment for leasing                                     (436,000)             (129,000)           (7,226,000)
    Proceeds from sale of equipment under operating leases                2,884,000                                   3,701,000
    Other                                                                  (100,000)             (922,000)             (260,000)
                                                                   -------------------     -----------------    -----------------

    Net cash provided by (used in) investing activities                   2,348,000            (1,051,000)           (3,785,000)
                                                                   -------------------     -----------------    -----------------

FINANCING ACTIVITIES
    Proceeds from borrowings                                             11,902,000            26,541,000            42,253,000
    Payment of debt issue costs                                                                                      (1,560,000)
    Repayment of borrowings                                             (32,148,000)          (26,499,000)          (21,700,000)
    Reduction in restricted cash                                          2,831,000
    Proceeds from issuance of discounted lease rentals                                                                  692,000
    Proceeds from exercise of stock options, warrants,
         and purchases under employee stock purchase plan                    10,000               279,000               293,000
                                                                   -------------------     -----------------    -----------------

    Net cash provided by (used in) financing activities                 (17,405,000)              321,000            19,978,000
                                                                   -------------------     -----------------    -----------------

CHANGE IN CASH AND CASH EQUIVALENTS
   Net increase (decrease) during the year                                 (827,000)            1,591,000              (596,000)

   Balance, beginning of year                                             2,860,000             1,269,000             1,865,000
                                                                   -------------------     -----------------    -----------------

   Balance, end of year                                                  $2,033,000            $2,860,000            $1,269,000
                                                                   ===================     =================    =================



See notes to the consolidated financial statements.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION. PDS Financial Corporation and subsidiaries (the "Company") engages principally in the financing and leasing of gaming equipment. The Company also reconditions and remarkets gaming equipment that it acquires at the end of the lease or through open market purchases. This reconditioning process and related sales and distribution effort (known as Casino Slot Exchange(R), an operating division) is viewed by management as a complement to the Company's financing and leasing activities. The Company conducts its financing, leasing, and sales activities in substantially all domestic United States gaming jurisdictions and, to a lesser extent, certain other countries, and could be affected by adverse changes in economic conditions in those areas.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. For the Company, the most significant estimates are residual values, collectibility of notes, accounts, and leases receivable, and valuation of equipment held for sale or lease.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of PDS Financial Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE AND COST RECOGNITION. The Company's leasing activities include operating, direct finance, sales-type, and leveraged leases. For all types of leases, the determination of profit considers the estimated value of equipment at lease termination, referred to as the residual value. For operating leases, revenue and depreciation on the leased equipment are recorded on the straight-line method over the term of the lease. Direct finance and sales-type leases are similar in that substantially all of the benefits and risks of ownership of the leased equipment are transferred to the lessee, and finance income is recognized at a constant percentage return on the asset carrying value. The carrying value consists of the present value of the future lease payments plus any unguaranteed residual, sometimes referred to herein as leases receivable. A dealer's profit or loss on the subject equipment is recognized at the inception of a sales-type lease. Investment in leveraged leases consists of rentals receivable (net of principal and interest on nonrecourse debt), plus the estimated residual values of the equipment, and minus unearned income which is recognized at a constant percentage return on the investment over the lease term. After the inception of a lease, the Company may discount or sell notes and future lease payments to reduce or recover its investment in the asset.

Initial direct costs related to leases and notes receivable are capitalized as part of the related asset and amortized over the term of the agreement using the interest method, except for operating leases, for which the straight-line method is used.

Equipment held for sale or lease, consisting primarily of gaming devices, is valued at the lower of average unit cost or net realizable value. Revenue is recognized when title transfers to the customer upon shipment of used gaming devices or upon the exercise of a purchase option under an operating lease.

FEE INCOME. The difference between the sale price and the carrying value of the notes and lease receivables sold is included in fee income. Fee income also includes commissions earned for arranging financing between unrelated parties.

CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consist solely of investments in money market accounts. Excluded from cash and cash equivalents at December 31, 1999 is restricted cash consisting of proceeds from borrowings legally restricted for certain transactions and expected to be completed within three months or less of such dates.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

OTHER ASSETS, NET. Property and equipment is included in this classification and consists primarily of furniture, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives. Also included are direct costs incurred in obtaining debt that are being amortized over the term of the underlying financing agreement using the interest method and costs to obtain licenses to own and distribute gaming devices and associated equipment that are amortized over three years on a straight-line basis.

ALLOWANCES FOR LOSSES. An allowance for losses is maintained at levels determined by management to adequately provide for any other-than-temporary declines in related asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology, and other factors which management believes are relevant are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

NET INCOME (LOSS) PER SHARE. The Company calculated basic and diluted net income
(loss) per share as follows for the years ended December 31:


                                                                  2000                 1999                1998
                                                            -----------------     ---------------    ----------------
Net income (loss), basic and dilutive                             $728,000            $(734,000)            $356,000
                                                            =================     ===============    ================

Per share amounts:
      Basic                                                          $0.20               $(0.20)               $0.10
      Diluted                                                        $0.20               $(0.20)               $0.09

Weighted average shares outstanding:
      Basic                                                      3,711,000            3,684,000            3,611,000
      Effect of dilutive options                                    19,000                                   155,000
      Effect of dilutive warrants                                                                             18,000
                                                            -----------------     ---------------    ----------------
      Diluted                                                    3,730,000            3,684,000            3,784,000
                                                            =================     ===============    ================

Options to purchase 707,000 shares of common stock and warrants to purchase 1,274,000 shares of common stock were not included in the computation of diluted earnings per share for 2000 because the options' exercise prices were greater than the average market price of the common stock for the year. The weighted average exercise price for these options and warrants was $3.49 and $9.11, respectively, as of December 31, 2000. These options and warrants expire at various dates through 2010. Weighted-average exercise prices ($7.65 in 1999 and $11.28 in 1998) in excess of average market prices caused options and warrants to purchase common shares (2,092,000 in 1999 and 984,500 in 1998) to be excluded from the computation of diluted earnings in those years.

STOCK COMPENSATION. The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

RECLASSIFICATIONS. Certain amounts as previously reported have been reclassified to conform to the current year presentation.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. NOTES, ACCOUNTS, AND LEASES RECEIVABLE:

Notes, accounts, and leases receivable consists of the following as of December 31:


                                                                                    2000                1999
                                                                                ---------------    -----------------
Notes receivable bearing interest at 8.5% to 12.5%                                $13,659,000          $23,449,000
Minimum direct finance lease payments                                              37,874,000           20,679,000
Leveraged leases, net                                                               7,964,000            7,121,000
Unsecured revolving line bearing interest at 13%                                                         1,734,000
                                                                                ---------------    -----------------
                                                                                   59,497,000           52,983,000
Unearned lease income, direct finance leases                                       (6,658,000)          (3,585,000)
Unearned income, leveraged leases                                                  (3,212,000)          (3,593,000)
Unamortized costs (discounts)                                                         485,000             (153,000)
                                                                                ---------------    -----------------
                                                                                   50,112,000           45,652,000
Accounts and other                                                                  4,236,000            5,302,000
Allowance for uncollectible notes, accounts, and leases                            (1,697,000)          (2,338,000)
                                                                                ---------------    -----------------
                                                                                  $52,651,000          $48,616,000
                                                                                ===============    =================

Notes and direct finance lease receivables are due in monthly installments, generally collateralized by casino-related equipment and furnishings. Leveraged leases, net includes estimated residuals of $7,400,000 and deferred tax liabilities associated with these leases are not material.

At December 31, 2000, future minimum payments receivable on notes and leases (both direct finance leases and the leveraged leases) are as follows:


YEAR ENDING DECEMBER 31,                                NOTES                   LEASES                    TOTAL
                                                 --------------------    ---------------------    ----------------------
     2001                                                  $4,060,000              $14,373,000               $18,433,000
     2002                                                   9,394,000               10,983,000                20,377,000
     2003                                                     205,000               15,168,000                15,373,000
     2004                                                                            4,645,000                 4,645,000
     2005                                                                              669,000                   669,000
                                                 --------------------    ---------------------    ----------------------
                                                          $13,659,000              $45,838,000               $59,497,000
                                                 ====================    =====================    ======================

The Company grants customers payment terms under notes and leases receivable. These contracts are generally for terms of 6 to 48 months, with a typical term of 36 months, with interest at prevailing rates, and are collateralized by the equipment sold or leased. The value of such equipment, if repossessed, may be less than the receivable balance outstanding. See note 8 for a discussion of the Company's concentration of credit risk.

Included in the preceding tables are notes and leases receivable from two customers totaling $1,577,000 at December 31, 2000 upon which nominal or no payments are currently being received. While not anticipated, the maximum losses that the Company would incur if these customers failed to completely perform and the collateral were unavailable or of no value would be $547,000 after allowances provided. At December 31, 2000, specific allowances related to these customers totaled $1,030,000. There was no interest income earned (and received) on impaired notes receivable for 2000. For 1999 and 1998, interest income earned (and received) on impaired notes receivable was immaterial.

During 2000, a significant customer failed to make its regularly scheduled monthly payments to the Company, causing an event of default under the terms of the Master Lease Agreements (the "Agreements"). At the inception of the Agreements, the Company required the customer to make significant deposits. In November 2000, the customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In February 2001, the customer resumed making payments on most of the leases, relinquished rights to the deposits, and submitted a plan for the sale of the property to the Court. The Court-approved plan began a process of soliciting buyers for the customer's business assets, subject to the approval of the Company and other secured interests. The Company has begun negotiations with the customer

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. NOTES, ACCOUNTS, AND LEASES RECEIVABLE (CONTINUED):

and potential buyers to restructure the leases. The Company's ability to recover its full claim against the customer is dependent upon the outcome of these matters. The outstanding principal balance due the Company under the Agreements at December 31, 2000 is approximately $10.4 million (which collateralizes borrowings of the Company totaling approximately $7.6 million) plus $8.0 million in leveraged leases. Of these borrowings, $1.9 million is with recourse to the Company, while approximately $5.7 million is non-recourse to the Company. With recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the Company. Under non-recourse financing, in the event of default by a lessee, the lender generally only has recourse against the lessee and the equipment serving as collateral, but not against the Company. The Company believes that due to the nature of the underlying collateral, the ability of the Company to remarket the equipment, the deposits collected, and the Company's ability to restructure the leases with potential buyers, the leases are not impaired.

Changes in the allowance for uncollectible notes, accounts, and lease receivables are as follows:


                                                                               2000                 1999
                                                                         ------------------    ----------------
Balance, beginning of year                                                      $2,338,000          $1,360,000
     Charge-offs, net of recoveries                                               (761,000)            (17,000)
     Collection provision                                                          120,000             995,000
                                                                         ------------------    ----------------
Balance, end of year                                                            $1,697,000          $2,338,000
                                                                         ==================    ================

The estimated fair value of notes and direct finance leases receivable approximates their carrying value. The fair value is estimated using discounted cash flow analysis and interest rates currently offered by the Company for obligations with similar terms and credit risk.

3. EQUIPMENT UNDER OPERATING LEASES:

Equipment under operating leases consists of gaming equipment and casino/hotel-related equipment leased for periods ranging from 6 to 48 months as follows:


                                                                               2000                 1999
                                                                         ------------------    ----------------
Gaming and related                                                              $25,331,000        $55,653,000
Impairment allowance                                                               (297,000)          (400,000)
Less accumulated depreciation                                                   (10,687,000)       (13,966,000)
                                                                         ------------------    ----------------
                                                                                $14,347,000        $41,287,000
                                                                         ==================    ================

Changes in the impairment allowance are as follows:


                                                                               2000                 1999
                                                                         ------------------    ----------------
Balance, beginning of year                                                         $400,000
       Charge-offs, net of recoveries                                              (195,000)
       Impairment provision                                                          92,000            $400,000
                                                                         ------------------    ----------------
Balance, end of year                                                               $297,000            $400,000
                                                                         ==================    ================

Lessees generally have the future right to purchase the equipment for fair value at the termination of the lease.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EQUIPMENT UNDER OPERATING LEASES (CONTINUED):

At December 31, 2000, future minimum lease payments to be received by the Company on operating leases for the years ending December 31, 2001 through 2004 are approximately $6,230,000, $4,319,000, $829,000, and $643,000 respectively.

4. NOTES PAYABLE AND SUBORDINATED DEBT:

Notes payable consist of the following:


                                                                                    2000               1999
                                                                                --------------    ---------------
    Lines of credit with a maximum aggregate balance of $44,500,000 bearing interest rates at rates from 7.130% to 11.306%, secured by related investment in leases and equipment held for sale or lease:
           Recourse                                                               $12,919,000        $23,826,000
           Non-recourse                                                             4,616,000          2,525,000
    Equipment notes bearing interest at rates from 8.75% to 14.00%, secured by related investment in leases:
         Recourse                                                                  16,403,000         18,472,000
         Non-recourse                                                              15,952,000         23,244,000
                                                                                --------------    ---------------
                                                                                   49,890,000         68,067,000
    Unamortized loan discounts                                                       (912,000)        (1,518,000)
                                                                                --------------    ---------------
                                                                                  $48,978,000        $66,549,000
                                                                                ==============    ===============

Principal and interest payments on recourse and nonrecourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral, and the borrower. Under nonrecourse financing, in the event of a default by a lessee, the lender generally only has recourse against the lessee and the equipment serving as collateral, but not against the borrower.

Certain of the Company's lines of credit restrict the payment of dividends. They also contain certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth, cash flow coverage, and minimum interest expense coverage.

In May 1998, the Company issued $13,800,000 of 10% senior subordinated debt due on July 1, 2004, that included 690,000 detachable stock purchase warrants with an exercise price of $12.25 valued at $690,000 ($330,000 unamortized as of December 31, 2000). Interest is payable quarterly. Pursuant to the terms of the indenture, beginning July 1, 2000, a total of $2.1 million of the subordinated debt is randomly selected each year for mandatory redemption. In addition to mandatory redemption, the Company may also redeem the subordinated debt, in part or in full, at any time at par plus accrued interest and any premium, if applicable. The entire unpaid principal balance and unpaid interest thereon is due and payable on July 1, 2004.

Principal payments on recourse and nonrecourse notes payable and subordinated debt, as of December 31, 2000, are due as follows:


                                              RECOURSE NOTES        NONRECOURSE        SUBORDINATED
                                                 PAYABLE           NOTES PAYABLE           DEBT
                                             -----------------    ----------------    ----------------
Year ending December 31, 2001                     $17,793,000          $8,121,000          $2,070,000
                         2002                       6,842,000           7,471,000           2,070,000
                         2003                       4,031,000           2,941,000           2,070,000
                         2004 and thereafter          656,000           2,035,000           5,520,000
                                             -----------------    ----------------    ----------------
                                                  $29,322,000         $20,568,000         $11,730,000
                                             =================    ================    ================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE AND SUBORDINATED DEBT (CONTINUED):

The Company estimates that the fair value of its borrowings approximates the carrying value based on terms currently available.

5. INCOME TAXES:

The following summarizes the components of deferred income taxes included in the Company's consolidated balance sheets at December 31:


                                                                           2000                         1999
                                                                      ---------------             -----------------
Deferred tax assets:
     Net operating loss carryforwards                                     $1,042,000                    $2,185,000
     Asset valuation allowances                                              429,000                       723,000
     Customer deposits and prepaid rent                                    1,092,000                     1,130,000
     Other                                                                   206,000                       266,000
                                                                      ---------------             -----------------
     Total deferred tax assets                                             2,769,000                     4,304,000
                                                                      ---------------             -----------------
Deferred tax liabilities:
     Lease transactions                                                   (1,960,000)                   (2,956,000)
     Initial direct costs                                                   (267,000)                     (372,000)
                                                                      ---------------             -----------------
     Total deferred tax liabilities                                       (2,227,000)                   (3,328,000)
                                                                      ---------------             -----------------
Net deferred tax assets                                                     $542,000                      $976,000
                                                                      ===============             =================

The Company has tax net operating loss carryforwards ("NOL's") of approximately $2.9 million which expire between 2011 and 2020. Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not." Management has determined, based on the Company's history of prior operating earnings, acceleration for tax purposes of depreciation of leased assets, and its expectations for the future, that operating income and temporary differences between book and tax depreciation for short-term leases (36-48 months) will more likely than not be sufficient to utilize fully the $2.9 million of NOL's prior to their ultimate expiration in the year 2020.

The NOL's available for future utilization were generated principally by accelerated deductions related to its lease portfolio. The operations of the Company have historically been profitable (excluding non-recurring items). In assessing the likelihood of utilization of existing NOL's, management considered the historical results of the Company's operations and the current operating environment.

The provision (benefit) for income taxes is comprised as follows:


                                                                      2000                    1999                    1998
                                                                 ----------------       ------------------       ----------------
Current                                                                  $71,000                                         $(22,000)
Deferred                                                                 434,000               $(260,000)                 241,000
                                                                 ----------------       ------------------       ----------------
                                                                        $505,000               $(260,000)                $219,000
                                                                 ================       ==================       ================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES (CONTINUED):

The difference between the normal federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:


                                                                      2000                    1999                    1998
                                                                 ----------------       ------------------       ----------------
Income taxes at federal statutory rate                                  $419,000              $(338,000)                $196,000
State income taxes, net of federal effect                                 28,000                (10,000)                  12,000
Non-deductible amortization of asset acquisition costs                    50,000                 57,000
Reversal of temporary differences at other than
  expected effective rate                                                                        34,000
Other, net                                                                 8,000                 (3,000)                  11,000
                                                                 ----------------       ------------------       ----------------
                                                                        $505,000              $(260,000)                $219,000
                                                                 ================       ==================       ================

6. STOCKHOLDER'S EQUITY:

STOCK OPTION PLAN. The Company established the 1993 Stock Option Plan (the "Plan") to encourage stock ownership by employees, officers, directors, and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors (the "Committee"). The Plan provides that options granted thereunder may be either incentive stock options ("ISO's") or nonqualified stock options. At December 31, 2000, the maximum number of shares of common stock available for grant under the Plan was 1,350,000.

Options may have a maximum term of up to ten years. The exercise price of ISO's granted under the Plan must be at least equal to the fair value of the common stock on the date of grant. The exercise price of nonqualified options must be at least equal to 85% of the fair value of the common stock on the date of grant. If an option expires, terminates, or is canceled, the shares not purchased thereunder become available for additional option awards under the Plan. The Plan expires on April 1, 2003. Newly elected non-employee directors of the Company receive an initial grant of non-qualified options to purchase 5,000 shares of common stock upon election to the Board.

Option activity is summarized as follows:


                                                                 OPTIONS                                      WEIGHTED AVERAGE
                                                              AVAILABLE FOR             OPTIONS                EXERCISE PRICE
                                                                  GRANT               OUTSTANDING                PER SHARE
                                                            ------------------     -------------------      ---------------------
Balances, December 31, 1997                                           269,000                 552,500                      $3.47
     Increases in number of shares available                          250,000
     Granted                                                         (341,000)                341,000                       7.65
     Exercised                                                                                (71,500)                      3.96
     Cancelled                                                         53,000                 (53,000)                      5.20
                                                            ------------------     -------------------      ---------------------
Balances, December 31, 1998                                           231,000                 769,000                       5.16
     Granted                                                         (258,000)                258,000                       3.26
     Exercised                                                                                (56,000)                      2.60
     Cancelled                                                        169,000                (169,000)                      5.28
                                                            ------------------     -------------------      ---------------------
Balances, December 31, 1999                                           142,000                 802,000                       4.80
     Granted                                                         (326,000)                326,000                       1.51
     Cancelled                                                        233,000                (233,000)                      5.01
                                                            ------------------     -------------------      ---------------------
Balances, December 31, 2000                                            49,000                 895,000                      $3.49
                                                            ==================     ===================      =====================

Options exercisable at December 31, 2000                                                      325,000                      $3.95
                                                                                   ===================      =====================

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDER'S EQUITY (CONTINUED):

The following table summarizes stock options outstanding at December 31, 2000:


                                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                       -------------------                        -------------------
                                                  NUMBER OF        WEIGHTED AVERAGE         NUMBER OF         WEIGHTED AVERAGE
                                                   OPTIONS             REMAINING             OPTIONS              REMAINING
         RANGE OF EXERCISE PRICES                OUTSTANDING       CONTRACTUAL LIFE        OUTSTANDING        CONTRACTUAL LIFE
         ------------------------                -----------       ----------------        -----------        ----------------
               $1.00 - $2.50                        431,000               9.0                   87,000               6.0
               $2.51 - $5.00                        331,000               6.5                  184,000               4.8
               $5.01 - $7.50                         19,000               8.0                    8,000               8.0
               $7.51 - $10.05                       114,000               8.0                   46,000               8.0
                                                    -------                                     ------
                                                    895,000                                    325,000
                                                    =======                                    =======

At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.00 - $10.50, and 8.0 years, respectively. Had the Company used the fair value-based method of accounting and recognized compensation expense over the vesting period as provided for in Financial Accounting Standards Board Statement No. 123, STOCK BASED COMPENSATION, net income and net income per share for 2000, 1999, and 1998 would have been as follows:


                                                                         2000            1999              1998
                                                                         ----            ----              ----
Pro forma net income (loss):
     Basic                                                           $347,000       $(1,137,000)            $4,000
     Diluted                                                          347,000        (1,137,000)             4,000
Pro forma net income (loss) per share:
     Basic                                                              $0.09            $(0.31)             $0.00
     Diluted                                                            $0.09             (0.31)              0.00

The pro forma information above only includes stock options granted after December 31, 1994. Pro forma compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

The weighted-average grant-date fair value of options granted was $0.52, $0.86, and $2.57 per option for 2000, 1999, and 1998, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the "Black-Scholes" option-pricing model and the following key assumptions:


                                                                         2000              1999               1998
                                                                         ----              ----               ----
Risk-free interest rate                                                  5.1%              6.3%               5.2%
Expected life                                                         5 years           5 years            5 years
Expected volatility                                                       60%               60%                60%
Expected dividends                                                          0                 0                  0

PREFERRED STOCK. The Company's Articles of Incorporation, as amended, authorize the issuance of 2,000,000 shares of preferred stock, par value $0.01 per share. The rights, preferences, and privileges of the authorized preferred shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

WARRANTS. In June 1999, the Company issued a warrant to purchase approximately 5% of the Company's common stock, or 184,000 shares of common stock, to DigiDeal Corporation ("DigiDeal") as part of its purchase of certain intellectual property rights from DigiDeal covered by an agreement for technology transfer, manufacture, distribution and affecting patent trademark and copyrights (the "Technology Agreement"). These warrants have an exercise price of $3.75 per share, expire in 2004, and are exercisable only upon the achievement of certain levels of revenues from Designated Products, as defined. An additional warrant was granted to DigiDeal Corporation for the right to purchase an additional 184,000 shares of common stock of the Company once revenues from Designated Products reach certain levels (2.5% upon achievement of each of two

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDER'S EQUITY (CONTINUED):

goals). The Company valued these warrants at a total of $100,000, which was treated as an asset, with a corresponding entry to additional paid-in capital, and will be amortized over the life of the Technology Agreement. The Company has reciprocal rights to purchase up to 10% of common shares of DigiDeal at $1.35 per share.

In 1998, the Company issued 740,000 detachable stock purchase warrants as part of the Subordinated Debt offering. These warrants are presently exercisable, have an exercise price of $12.25 per share, and expire in 2003. The Company valued these warrants at a total of $740,000, of which $690,000 was treated as a debt discount, and $50,000 as deferred debt issue costs, with a corresponding entry to additional paid-in capital.

Also in 1998, the Company issued warrants to purchase 181,700 shares of common stock to a financial institution in partial consideration for the approval of a $25 million revolving line of credit. These warrants are presently exercisable, have an exercise price of $4.66 per share and expire in 2003. The Company valued these warrants at a total of $363,400, which was treated as deferred debt issue costs, with a corresponding entry to additional paid-in capital.

In 1994, the Company issued warrants (the "IPO Warrants") to purchase up to 170,000 shares of its common stock to the underwriter in connection with the initial public offering of its common stock and a certain lender in connection with bridge note financing. The warrants were exercisable into common stock at $6.00 per share, had a cash-less exercise provision, and expired in 1999. During 1998, a total of 121,500 warrants were surrendered to the Company resulting in proceeds to the Company of $15,000 and issuance of approximately 45,700 shares of common stock. There were no warrants surrendered in 1999.

7. OTHER EMPLOYEE MATTERS:

BENEFIT PLANS. The Company maintains a contributory defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code and covers eligible employees. Company contributions are at the discretion of the Board of Directors up to 5% of the individual employee earnings. The Company's contributions to the plan in 2000, 1999, and 1998 were not material.

EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with four officers for periods ranging from one to five years. Each of the agreements contain noncompete clauses which continue from one to two years following termination of employment. The agreements, among other things, provide for initial base salaries, benefits, and payment of both performance and discretionary bonuses. The agreements are automatically extended for additional one-year periods unless notice of nonextension is given.

8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:

The financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts and notes receivable. Each of the Company's business segments conducts business in and the resulting receivables are concentrated in specific legalized gaming regions.

As of December 31, 2000, the Company's five largest customers represented 27%, 17%, 7%, 6%, and 5% of the total notes, accounts, and leases portfolio of $52,651,000. No other customer represented more than 5% of the portfolio.

Based on the carrying value of the notes, accounts, and leases portfolio, 96% of the Company's portfolio at December 31, 2000, is located in the United States, with 56%, 17%, and 14% in the states of Nevada, Mississippi, and Colorado, respectively.

During 2000, three customers accounted for 23%, 13%, and 11% of revenue, respectively. During 1999, no customer accounted for more than 10% of revenues. During 1998, three customers accounted for 20%, 19%, and 16% of revenue, respectively.

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES:

The Company leases office space, warehouse space for its reconditioning activities, and personal property under terms of various noncancelable operating leases expiring through 2005. The lease agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of the operating expenses of the leased office and warehouse space. Rent expense was approximately $493,000, $494,000, and $470,000 in 2000, 1999, and 1998,
respectively.

Future minimum lease payments under these leases are as follows:


YEAR ENDING DECEMBER 31,
------------------------
         2001                                                   $517,000
         2002                                                    553,000
         2003                                                    564,000
         2004                                                    575,000
         2005                                                      1,000
                                                          ---------------
                                                              $2,210,000
                                                          ===============

10. SEGMENT INFORMATION:

The Company conducts business with customers through the operations of its Finance and Lease ("Finance") and Casino Slot Exchange(R) ("CSE") segments. In addition, employees of the Company provide certain legal, accounting and compliance, personnel, and other administrative support services on behalf of the Finance and CSE segments. The costs associated with these activities ("SG&A") are not separately allocated to each business segment. Prior to 1999, the activities of Finance and CSE were reported as a reporting segment. The accounting policies of each business segment are the same as those described in
Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on earnings before income taxes. Financial performance measurements for the Finance and CSE segments are set forth below with SG&A for the years ended December 31, 2000 and 1999.


                                                                        2000                 1999
                                                                   ----------------    -----------------
Revenues:
    Finance                                                            $42,630,000          $21,634,000
    CSE                                                                 10,270,000           13,845,000
                                                                   ----------------    -----------------
                                                                       $52,900,000          $35,479,000
                                                                   ================    =================
Income (loss) before income taxes:
    Finance                                                             $6,797,000           $3,694,000
    CSE                                                                   (663,000)            (968,000)
    SG&A                                                                (4,901,000)          (3,720,000)
                                                                   ----------------    -----------------
                                                                        $1,233,000            $(994,000)
                                                                   ================    =================
Identifiable assets:
    Finance                                                            $71,946,000          $95,569,000
    CSE                                                                  8,267,000            7,789,000
    Other                                                                4,088,000            4,675,000
                                                                   ----------------    -----------------
                                                                       $84,301,000         $108,033,000
                                                                   ================    =================

The Table Games and Casino Operations divisions do not yet meet the criteria requiring recognition as operating segments under Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following disclosure of the estimated fair value of financial instruments was made in accordance with Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment in equipment

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

under operating leases, net of allowances, and equipment held for sale or lease. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

The carrying amounts at December 31, 2000 for cash and cash equivalents, notes, accounts, and leases receivable, net of allowances, equipment, purchases payable, accounts payable, notes payable, and subordinated debt approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

12. SUPPLEMENTAL CASH FLOW INFORMATION:


                                                                                 2000               1999                 1998
                                                                           -----------------    --------------     -----------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:

          Net income (loss)                                                        $728,000          $(734,000)           $356,000
          Depreciation on operating leases                                        8,217,000          8,773,000           4,931,000
          Collection and asset impairment provisions                                212,000          1,395,000             123,000
          Deferred income taxes                                                     434,000           (260,000)           (241,000)
          Originations of notes and direct finance leases receivables           (28,102,000)       (36,388,000)        (28,325,000)
          Proceeds from:
                    Sale or discounting of notes and leases receivables          14,369,000         17,245,000           5,886,000
                    Collections on notes and direct finance leases               24,704,000         12,301,000           5,093,000
                       receivables
          Gain on sale of financial assets                                       (3,243,000)        (1,550,000)         (2,283,000)
          Changes in operating assets and liabilities:
                    Accounts receivable                                           1,069,000         (4,018,000)            295,000
                    Equipment held for sale or lease                              1,227,000           (319,000)         (5,098,000)
                    Income taxes receivable                                         414,000            119,000            (503,000)
                    Accounts payable                                             (5,662,000)           912,000              22,000
                    Customer deposits                                                                5,784,000           1,952,000
                                                                                    675,000
          Other, net                                                               (812,000)          (939,000)          1,003,000
                                                                           -----------------    --------------     -----------------
                    Net cash provided by (used in) operating activities         $14,230,000         $2,321,000        $(16,789,000)
                                                                           =================    ==============     =================

CASH PAID DURING THE YEAR FOR:
          Interest                                                               $8,422,000         $6,228,000          $4,260,000
          Income taxes (refunded), net                                             (360,000)
                                                                                                                           446,000

SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES:
          Increase (decrease) in equipment purchases payable                                       $(7,064,000)        $13,427,000
          Increase in notes payable for purchase of equipment for leasing                           29,337,000             207,000
          Increase (decrease) in notes payable for cash deposited
                    into (withdrawn from) escrow                                                      (335,000)          3,166,000
          Leases of equipment previously held for sale or lease                    $900,000          3,705,000           1,568,000
          Increase in notes payable for purchase of notes receivable                                                       103,000
          Operating leases converted to direct finance
                    leases upon exercise of purchase options                     18,511,000          2,011,000             456,000
          Conversion of subordinated debentures into common stock                                                           50,000
          Origination of notes receivable for sale of equipment and direct
                    finance receivables                                                                                  5,056,000

          Exchange of notes receivable, direct finance leases, and equipment
                    under operating leases for business acquired                  2,277,000
          Liabilities incurred for purchase of  website                             750,000
          Equipment previously held under lease
                    returned to equipment held for sale or lease                  2,510,000

                   PDS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY RESULTS (UNAUDITED):

The following table sets forth selected historical operating results for each quarter of 2000 and 1999. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented:


                                                                             2000 QUARTER ENDED
                                                    ----------------------------------------------------------------------
                                                        MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                        --------          -------        ------------      -----------
Total revenues                                        $18,015,000      $14,020,000        $11,252,000        $9,613,000
Income taxes                                               99,000          129,000             96,000           181,000
Net income                                                175,000          230,000            177,000           146,000
Net income per share:
  Basic and diluted                                           .05              .06                .05               .04
Total originations                                      8,100,000        3,300,000          8,100,000         8,900,000


                                                                             1999 QUARTER ENDED
                                                    ----------------------------------------------------------------------
                                                        MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                        --------          -------        ------------      -----------
Total revenues                                         $6,856,000      $10,512,000         $9,766,000       $8,345,000
Income taxes (benefit)                                     82,000         (105,000)          (255,000)          18,000
Net income (loss)                                         134,000         (171,000)          (414,000)        (283,000)
Net income (loss) per share:
  Basic and diluted                                          0.04            (0.05)             (0.11)           (0.08)
Total originations                                      8,600,000       55,300,000          3,500,000       13,400,000

         The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely. During 2000 and 1999, management refined its estimates of income taxes (benefits) in the fourth quarter.