Form 10-Q
period 2001-03-31
PDS FINANCIAL CORP
filed 2001-05-11
CIK 921438

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

Commission file number 0-23928

PDS FINANCIAL CORPORATION
(exact name of Registrant as specified in its charter)

Minnesota (State or other Jurisdiction of Incorporation or Organization)	41-1605970 (I.R.S. Employer Identification No.)

6171 McLeod Drive, Las Vegas, Nevada 89120
(Address of Principal Executive Offices)

(702) 736-0700
(Issuer's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class	Outstanding as of May 4, 2001
Common Stock, $.01 par value	3,720,238

PDS FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX

PDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,966,000	$2,033,000
Notes, accounts and leases receivable, net of allowances	55,707,000	52,651,000
Equipment under operating leases, net	15,046,000	14,347,000
Equipment held for sale or lease	5,703,000	6,961,000
Deferred income taxes	266,000	542,000
Other assets, net	8,199,000	7,767,000

	$86,887,000	$84,301,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable:
Equipment vendors	$2,420,000	$400,000
Other	879,000	1,018,000
Customer deposits	7,902,000	7,816,000
Accrued expenses and other	3,681,000	3,847,000
Notes payable	49,259,000	48,978,000
Subordinated debt	11,434,000	11,400,000

	75,575,000	73,459,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,718,357 and 3,714,485 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	37,000	37,000
Additional paid-in capital	11,562,000	11,556,000
Deficit	(287,000)	(751,000)

	11,312,000	10,842,000

	$86,887,000	$84,301,000

See notes to consolidated financial statements.

PDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2001	2000
REVENUES:
Equipment sales	$3,483,000	$2,604,000
Fee income	2,472,000	317,000
Operating lease rentals	1,790,000	3,913,000
Finance income	1,278,000	1,419,000
Gaming revenue	334,000
Sales-type leases		9,762,000

	9,357,000	18,015,000

COSTS AND EXPENSES:
Equipment sales	3,288,000	2,731,000
Depreciation on leased equipment	1,383,000	2,810,000
Interest	2,061,000	2,186,000
Gaming costs	319,000
Sales-type leases		8,634,000
Selling, general and administrative	1,532,000	1,380,000

	8,583,000	17,741,000

Income before income taxes	774,000	274,000
Income taxes	310,000	99,000

Net income	$464,000	$175,000

Net income per share:
Basic and diluted	$0.12	$0.05
Weighted average shares outstanding:
Basic	3,718,000	3,709,000
Diluted	3,764,000	3,709,000

See notes to consolidated financial statements.

PDS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2001	2000
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,904,000	$(2,777,000)

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(2,461,000)
Proceeds from sale of equipment under operating leases	320,000	1,366,000

Net cash provided by (used in) investing activities	(2,141,000)	1,366,000

FINANCING ACTIVITIES:
Proceeds from borrowings	4,364,000	7,774,000
Repayment of borrowings	(6,200,000)	(6,767,000)
Proceeds from issuance of common stock	6,000	4,000

Net cash provided by (used in) financing activities	(1,830,000)	1,011,000

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(67,000)	(400,000)
Cash and cash equivalents at beginning of period	2,033,000	2,860,000

Cash and cash equivalents at end of period	$1,966,000	$2,460,000

See notes to consolidated financial statements.

PDS FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Financial Corporation (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K"), previously filed with the Securities and Exchange Commission.

    The balance sheet at December 31, 2000 was derived from the audited financial statements included in the Company's 2000 Form 10-K.

2.  NOTES PAYABLE AND SUBORDINATED DEBT

    Notes payable consist of the following:

	March 31, 2001	December 31, 2000
Lines of credit with a maximum aggregate balance of $44,500,000 bearing interest at rates from 7.130% to 11.306%, secured by related investment in leases and equipment held for sale or lease:
Recourse	$10,701,000	$12,919,000
Non-recourse	4,290,000	4,616,000
Equipment notes bearing interest at rates from 8.75% to 14.00%, secured by related investment in leases:
Recourse	15,300,000	16,403,000
Non-recourse	19,781,000	15,952,000

	50,072,000	49,890,000
Unamortized loan discounts	(813,000)	(912,000)

	$49,259,000	$48,978,000

    Subordinated debt is carried at cost less the unamortized value of detachable stock warrants.

3.  EARNINGS PER SHARE

    The Company calculated basic and diluted earnings per share as follows:

	Three months ended March 31,
	2001	2000
Net income	$464,000	$175,000

Weighted average shares outstanding:
Basic	3,718,000	3,709,000
Effect of dilutive options	46,000

Diluted	3,764,000	3,709,000

Net income per share:
Basic and diluted	$0.12	$0.05

    Common stock warrants and certain common stock options were not included in the computation of diluted earnings per share for the quarters ended March 31, 2001 and 2000 because the weighted average exercise prices of the warrants and options was greater than average market prices of the common stock.

4.  SEGMENT INFORMATION

    The Company conducts business through the operations of its Finance and Lease ("Finance") and Casino Slot Exchange® ("CSE") segments. The Table Games and Casino Operations divisions do not yet meet the criteria requiring recognition as operating segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of the Finance and CSE segments. The costs associated with these activities ("SG&A") are not separately allocated to each business segment. The accounting policies of each business segment are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 2000 Form 10-K. The Company evaluates the performance of its operating segments based on earnings before income taxes. Financial performance measurements for the Finance and CSE segments are set forth below with SG&A for the three months ended March 31, 2001 and 2000.

	2001	2000
Revenues:
Finance	$6,002,000	$15,560,000
CSE	3,015,000	2,455,000
Other	340,000

	$9,357,000	$18,015,000

Income (loss) before income taxes:
Finance	$2,164,000	$1,509,000
CSE	(226,000)	(194,000)
SG&A	(1,164,000)	(1,041,000)

	$774,000	$274,000

Identifiable assets:
Finance	$73,934,000	$90,059,000
CSE	6,184,000	8,441,000
Other	6,769,000	5,025,000

	$86,887,000	$103,525,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Illinois, Iowa, Indiana, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative. The Company also reconditions, sells and distributes used and other gaming devices and products through Casino Slot Exchange® to complement its leasing and financing activities and to generate equipment sales. During 1999, the Company expanded its focus beyond providing reconditioned slot and video gaming devices to include new types of table games on its proprietary DCS™ platform. During 2000, the Company formed its Table Games Division. In early 2001, the Company received a non-restricted gaming license to operate The Gambler casino in Reno, Nevada and formed its Casino Operations Division.

    The Company's strategy is to increase recurring revenues and cash flows through its operating divisions and by acquiring and operating casinos. In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties for fee income. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. The Company's access to lower cost financing and equipment, industry knowledge and presence in multiple jurisdictions provide advantages in identifying casino ownership opportunities.

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

    The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for reconditioned gaming devices sold by the Company's Casino Slot Exchange® division, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

Results Of Operations

    The Company reported net income of $464,000 in the first quarter 2001 compared to net income of $175,000 in the first quarter 2000.

    Revenues in the first quarter 2001 totaled $9.4 million compared to $18.0 million in the first quarter 2000. This decrease is primarily comprised of a decrease in sales-type lease revenues of $9.8 million in the first quarter 2001 and a decrease in operating lease rentals of $2.1 million. These decreases were partially offset by an increase in fee income of $2.2 million and an increase in equipment sales of $879,000. The decrease in revenues was exceeded by reduced costs and expenses of $9.2 million, including reduced costs of sales-type leases of $8.6 million and depreciation on leased equipment of $1.4 million, resulting in an increase in income before income taxes of $500,000.

    Revenues from equipment sales totaled $3.5 million in the first quarter 2001, a 34% increase from $2.6 million in the first quarter 2000. Shipments of gaming machines increased to 2,100 in the first quarter 2001 from 1,100 in the first quarter 2000. Gross profit margin on equipment sales increased to 5.6% in the first quarter 2001 from a negative 4.9% in the first quarter 2000 due primarily to improved purchasing procedures associated with the Casino Slot Exchange® website.

    Fee income totaled $2.5 million in the first quarter 2001 compared to $317,000 in the first quarter 2000. The current quarter fee income was comprised of a fee for financial advisory services compared to the year earlier quarter which primarily consisted of fees generated from the sale of direct finance leases.

    The Company's average operating lease portfolio was $14.7 million during the first quarter 2001, a 58% decrease from $35.3 million during the first quarter 2000. This decline reflects the excess of normal depreciation and sales of equipment previously under operating leases over new originations. The Company completed $6.3 million in originations in the first quarter 2001, compared with $8.1 million in the first quarter 2000. Rental revenues from operating leases decreased to $1.8 million in the first quarter 2001 compared to $3.9 million in the first quarter 2000. Related depreciation decreased to $1.4 million in the first quarter 2001 compared to $2.8 million in the first quarter 2000.

    Finance income totaled $1.3 million in the first quarter 2001 compared to $1.4 million in the first quarter 2000. The average portfolio of notes receivable and direct finance leases held by the Company during the first quarter 2001 did not differ significantly from the average portfolio held during the first quarter 2000.

    Gaming revenues of $334,000 and gaming costs of $319,000 in the first quarter 2001 represent the operations of The Gambler casino in Reno, Nevada. This casino was acquired during the last week in January 2001, and gaming costs include the start-up costs associated with the acquisition.

    Interest expense totaled $2.1 million in the first quarter 2001 compared to $2.2 million in the first quarter 2000. This decrease primarily reflects the lower levels of average outstanding borrowings that were utilized to fund the investment in the Company's leasing portfolio, partially offset by a higher average cost of funds. The average outstanding borrowings were $60.6 million in the first quarter 2001 and $80.4 million in the first quarter 2000.

    Selling, general and administrative expenses totaled $1.5 million in the first quarter 2001 and $1.4 million in the first quarter 2000. The increase primarily reflects increased payroll and related costs related to the Table Games Division, which was created during the third quarter of 2000.

    The estimated effective income tax rate was 40% in the first quarter 2001 and 36% in the first quarter 2000. In both periods, the effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

Liquidity and Capital Resources

    The Company's activities are principally funded by proceeds from sales-type, direct finance and operating leases, equipment sales, fee income and proceeds from various forms of non-recourse and recourse bank debt. Management believes the Company's ability to generate cash from operations is sufficient to fund operations.

    Cash and cash equivalents totaled approximately $2.0 million at both March 31, 2001 and December 31, 2000. During the first quarter 2001, cash provided by operating activities totaled $3.9 million compared to cash used in operating activities of $2.8 million in the first quarter 2000. The higher level of cash provided by operating activities during the first quarter 2001 primarily results from the timing of payments to equipment vendors. Cash used in investing activities totaled $2.1 million in the first quarter 2001 compared to cash provided by investing activities of $1.4 million in the first quarter 2000. The higher level of investment reflects the increase in equipment purchased for operating leases.

    At March 31, 2001, total borrowings were $60.7 million, compared to $60.4 million at December 31, 2000. At March 31, 2001, the Company's revolving credit and working capital facilities aggregated approximately $44.5 million at interest rates ranging from 7.1% to 11.3%. Advances under these agreements aggregated approximately $15.0 million at March 31, 2001. The Company's current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company. On May 9, 2001, the Company announced the signing of a definitive agreement to acquire the outstanding capital stock of P.T. Gaming LLC, a Nevada limited liability company, for a total purchase price of $26,000,000. The Company intends to finance substantially all of the purchase price with debt financing. There is no assurance that additional debt financing can be obtained or will be available on acceptable terms. The Company has the option to terminate the definitive agreement for any reason, including, without limitation the ability to find financing on terms acceptable to the Company, prior to July 3, 2001. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. It will continue to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on acceptable terms.

    Inflation has not had a significant impact on the Company's operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

Currency Risk

    The Company does not have a significant exposure to foreign currency risk because all of its sales to customers in foreign countries are transacted in United States dollars.

Forward-Looking Statements

    Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; uncertainty of market acceptance of the Company's Table Games Division, operating lease program or Casino Slot Exchange®; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers; the risk of default by the Company's customers with respect to its financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II—Other Information

ITEM 6. Exhibits and Reports on Form 8-K

  a)
  The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate Setting Forth the Designation of Preferred Stock of PDS Financial Corporation, dated March 30, 1998
10.1
Amended and Restated Agreements for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights (Sovereign Nations) by and among PDS Financial Corporation and DigiDeal Corporation, effective August 31, 1999, dated March 1, 2001.
  b)
  Reports on Form 8-K. There were no reports on Form 8-K during the quarter ended March 31, 2001 or during the period from March 31, 2001 to the date of this Quarterly Report on Form 10-Q.

Signature

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS FINANCIAL CORPORATION
Dated: May 11, 2001	By:	/s/ MARTHA VLCEK Martha Vlcek Chief Financial Officer and Treasurer (a duly authorized officer)