Form 10-Q
period 2001-06-30
PDS GAMING CORP
filed 2001-08-13
CIK 921438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission File No. 0-23928

PDS GAMING CORPORATION
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class	Outstanding as of August 7, 2001
Common Stock, $.01 par value	3,726,149

PDS GAMING CORPORATION AND SUBSIDIARIES
INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets—June 30, 2001 (Unaudited) and December 31, 2000	3
	Consolidated Statements of Income—Three Months Ended June 30, 2001 and 2000 (Unaudited)	4
	Consolidated Statements of Income—Six Months Ended June 30, 2001 and 2000 (Unaudited)	5
	Consolidated Statements of Cash Flows—Six Months Ended June 30, 2001 and 2000 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS:
Cash and cash equivalents	$4,521,000	$2,033,000
Notes, accounts and leases receivable, net of allowances	63,640,000	52,651,000
Equipment under operating leases, net	25,367,000	14,347,000
Equipment held for sale or lease	5,605,000	6,961,000
Deferred income taxes		542,000
Other assets, net	9,500,000	7,767,000

	$108,633,000	$84,301,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable:
Equipment vendors	$10,484,000	$400,000
Other	644,000	1,018,000
Customer deposits	6,466,000	7,816,000
Accrued expenses and other	4,324,000	3,847,000
Notes payable	63,470,000	48,978,000
Subordinated debt	11,398,000	11,400,000

	96,786,000	73,459,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,720,238 and 3,714,485 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	37,000	37,000
Additional paid-in capital	11,569,000	11,556,000
Retained earnings (deficit)	241,000	(751,000)

	11,847,000	10,842,000

	$108,633,000	$84,301,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000
REVENUES:
Equipment sales and sales-type leases	$5,119,000	$8,968,000
Finance income	6,134,000	2,006,000
Operating lease rentals	2,271,000	2,706,000
Gaming revenue	454,000
Fee income (loss)	(87,000)	340,000

	13,891,000	14,020,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	4,988,000	7,573,000
Interest	2,264,000	2,256,000
Depreciation on leased equipment	1,722,000	2,259,000
Gaming costs	363,000
Selling, general and administrative	2,325,000	1,558,000
Collection and asset impairment provisions	1,350,000	15,000

	13,012,000	13,661,000

Income before income taxes	879,000	359,000
Income taxes	351,000	129,000

Net income	$528,000	$230,000

Net income per share:
Basic and diluted	$0.14	$0.06

Weighted average shares outstanding:
Basic	3,721,000	3,711,000

Diluted	3,910,000	3,712,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000
REVENUES:
Equipment sales and sales-type leases	$8,602,000	$21,334,000
Finance income	7,412,000	3,425,000
Operating lease rentals	4,061,000	6,619,000
Gaming revenue	788,000
Fee income	2,385,000	657,000

	23,248,000	32,035,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	8,276,000	18,938,000
Interest	4,325,000	4,442,000
Depreciation on leased equipment	3,105,000	5,069,000
Gaming costs	682,000
Selling, general and administrative	3,827,000	2,923,000
Collection and asset impairment provisions	1,380,000	30,000

	21,595,000	31,402,000

Income before income taxes	1,653,000	633,000
Income taxes	661,000	228,000

Net income	$992,000	$405,000

Net income per share:
Basic	$0.27	$0.11

Diluted	$0.25	$0.11

Weighted average shares outstanding:
Basic	3,719,000	3,710,000

Diluted	3,937,000	3,713,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2001	2000
OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,989,000	$1,894,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(5,996,000)	(67,000)
Proceeds from sale of equipment under operating leases	2,697,000	1,645,000

Net cash provided by (used in) investing activities	(3,299,000)	1,578,000

FINANCING ACTIVITIES:
Proceeds from borrowings	10,121,000	8,896,000
Reduction in restricted cash	2,831,000
Repayment of subordinated debt	(70,000)	(2,070,000)
Repayment of borrowings	(12,266,000)	(14,053,000)
Proceeds from issuance of common stock	13,000	6,000

Net cash used in financing activities	(2,202,000)	(4,390,000)

CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	2,488,000	(918,000)
Cash and cash equivalents at beginning of period	2,033,000	2,860,000

Cash and cash equivalents at end of period	$4,521,000	$1,942,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K"), previously filed with the Securities and Exchange Commission.

    The balance sheet at December 31, 2000 was derived from the audited financial statements included in the Company's 2000 Form 10-K.

2.  NOTES PAYABLE AND SUBORDINATED DEBT

    Notes payable consist of the following:

	June 30, 2001	December 31, 2000
Lines of credit with a maximum aggregate balance of $43,500,000 bearing interest at rates from 7.13% to 11.31%, secured by related investment in leases and equipment held for sale or lease:
Recourse	$7,248,000	$12,919,000
Non-recourse	9,341,000	4,616,000
Equipment notes bearing interest at rates from 8.75% to 14.00%, secured by related investment in leases:
Recourse	16,393,000	16,403,000
Non-recourse	16,275,000	15,952,000
Other recourse notes payable bearing interest at rates from 9.00% to 10.50%, secured by related investments in leases	14,877,000

	64,134,000	49,890,000
Unamortized loan discounts	(664,000)	(912,000)

	$63,470,000	$48,978,000

    During the second quarter 2001, the Company incurred $13.5 million in debt in a non-cash transaction for the purpose of originating a $16.9 million direct finance lease.

    Also during the second quarter 2001, the Company satisfied a required principal payment on its subordinated debt through the issuance of new subordinated debt with similar terms and conditions. Subordinated debt is carried at cost less the unamortized value of detachable stock warrants.

3.  EARNINGS PER SHARE

    The Company calculated basic and diluted earnings per share as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net income	$528,000	$230,000	$992,000	$405,000

Weighted average shares outstanding:
Basic	3,721,000	3,711,000	3,719,000	3,710,000
Effect of dilutive options	189,000	1,000	218,000	3,000

Diluted	3,910,000	3,712,000	3,937,000	3,713,000

Net income (loss) per share:
Basic	$0.14	$0.06	$0.27	$0.11
Effect of dilutive options			(0.02)

Diluted	$0.14	$0.06	$0.25	$0.11

    Common stock warrants and certain common stock options were not included in the computation of diluted earnings per share for the quarters ended June 30, 2001 and 2000 because the weighted average exercise prices of the warrants and options was greater than average market prices of the common stock.

4.  SEGMENT INFORMATION

    The Company conducts business through the operations of its Finance and Lease ("Finance") and Casino Slot Exchange ("CSE") segments. The Table Games and Casino Operations divisions do not yet meet the criteria requiring recognition as operating segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Other than selling, general and administrative costs specifically identifiable to the Finance and CSE segments, other employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of the Finance and CSE segments. The costs associated with these activities ("SG&A") are not separately allocated to each business segment. The accounting policies of each business segment are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 2000 Form 10-K. The Company evaluates the performance of its operating segments based on earnings before income taxes. Financial performance measurements for the Finance and CSE segments are set forth below with SG&A for the three months and sixth months ended June 30, 2001 and 2000.

    Finance revenues for the second quarter of 2001 include $3.5 million due to the acceleration of collateralized residual profit.

	Three months ended June 30,
	2001	2000
Revenues:
Finance	$11,235,000	$13,230,000
CSE	2,161,000	790,000
Other	495,000

	$13,891,000	$14,020,000

Income (loss) before income taxes:
Finance	$3,542,000	$2,315,000
CSE	(882,000)	(732,000)
SG&A	(1,781,000)	(1,224,000)

	$879,000	$359,000

Identifiable assets:
Finance	$95,120,000	$82,077,000
CSE	6,091,000	8,766,000
Other	7,422,000	4,034,000

	$108,633,000	$94,877,000

	Six months ended June 30,
	2001	2000
Revenues:
Finance	$17,237,000	$28,790,000
CSE	5,176,000	3,245,000
Other	835,000

	$23,248,000	$32,035,000

Income (loss) before income taxes:
Finance	$5,706,000	$3,911,000
CSE	(1,108,000)	(674,000)
SG&A	(2,945,000)	(2,604,000)

	$1,653,000	$633,000

Identifiable assets:
Finance	$95,120,000	$82,077,000
CSE	6,091,000	8,766,000
Other	7,422,000	4,034,000

	$108,633,000	$94,877,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the business of financing and leasing gaming equipment and supplying reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Illinois, Iowa, Indiana, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative. The Company also reconditions, sells and distributes used and other gaming devices and products through Casino Slot Exchange to complement its financing and leasing activities and to generate equipment sales. During 1999, the Company expanded its focus beyond providing reconditioned slot and video gaming devices to include new types of table games on its proprietary DCS™ platform. During 2000, the Company formed its Table Games Division. In early 2001, the Company received a non-restricted gaming license to operate The Gambler casino in Reno, Nevada and formed its Casino Operations division.

    The Company's strategy is to increase recurring revenues and cash flows through its operating divisions and by acquiring and operating casinos. In addition to its leasing activities, the Company also originates financing transactions and receives notes which it generally sells to third parties for fee income. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. The Company's access to lower cost financing and equipment, industry knowledge and presence in multiple jurisdictions provide advantages in identifying casino ownership opportunities.

Results Of Operations

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

    Factors that cause significant quarterly fluctuations in the Company's operating results include, but are not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for reconditioned gaming devices sold by the Company's Casino Slot Exchange division, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

Three months ended June 30, 2001 and 2000

    Revenues in the second quarter 2001 totaled $13.9 million compared to $14.0 million in the year-earlier quarter. The decrease in revenues is primarily attributable to lower sales of equipment formerly out on operating leases partially offset by higher finance income. Gross originations of financing transactions were $31.9 million in the second quarter 2001, compared with $3.3 million in the year-earlier quarter.

    Revenues from equipment sales and sales-type leases totaled $5.1 million in the second quarter of 2001, a 43% decrease as compared to $9.0 million in the year-earlier quarter. Such revenues include sales of both equipment under operating leases and financed through the Finance and Lease division and used gaming devices reconditioned by the Company's Casino Slot Exchange division. Sales-type lease revenue from equipment previously under operating lease was approximately $8.0 million in the prior year quarter. No such transactions occurred in the quarter ended June 30, 2001. Conversely, revenue from sales of equipment previously under operating lease was $2.9 million in the quarter ended June 30, 2001. There were no such transactions during the prior-year quarter. Revenue from equipment sales and sales-type leases through the Casino Slot Exchange division totaled $2.2 million during the second quarter of 2001 compared to $800,000 in the prior year quarter. Costs of such sales totaled $2.1 million and $800,000 in the quarters ended June 30, 2001 and 2000, respectively. The increase in Casino Slot Exchange revenues is due to increased shipments of gaming devices in the quarter ended June 30, 2001 compared to the prior-year quarter. Shipments of gaming devices increased to 1,270 in the second quarter 2001 from 472 in the year-earlier quarter. These differences result from normal variations in significant transactions.

    Finance income increased to $6.1 million in the second quarter 2001 compared to $2.0 million in the year-earlier quarter. The increase reflects $3.5 million resulting from the acceleration of collateralized residual profits related to defaulted leases and an increase in recurring finance income due to the growth in the portfolio.

    The Company's average operating lease portfolio was $20.2 million during the second quarter 2001, a 19% decrease from $24.8 million during the year-earlier quarter. The decline in the average operating lease portfolio reflects equipment sold to original lessees at lease termination and the early termination of certain operating leases. Rental revenues from operating leases decreased to $2.3 million in the second quarter 2001 compared to $2.7 million in the year-earlier quarter. Related depreciation was $1.7 million and $2.3 million for the quarters ended June 30, 2001 and 2000, respectively. Depreciation on operating leases as a percentage of rental revenues decreased from 83% in the prior-year quarter to 76% in the second quarter 2001. This decrease is due to our portfolio review that resulted in acceleration of depreciation on certain leases in the prior-year quarter.

    Gaming revenues of $454,000 and gaming costs of $363,000 in the second quarter 2001 represent the operations of The Gambler casino in Reno, Nevada. This casino was acquired in a purchase transaction during the fourth quarter 2000, and therefore is not reflected in operations for the prior year.

    Interest expense totaled approximately $2.3 million in the second quarters of both 2001 and 2000.

    Selling, general and administrative expenses totaled $2.3 million in the second quarter 2001 and $1.6 million in the year-earlier quarter. The increase of $700,000 primarily reflects increased payroll and related costs related to the Table Games Division, which was created during the third quarter of 2000, the expenses of the Company's exchange offering on its subordinated debt, which were incurred in the second quarter 2001, and increased depreciation and amortization related to gaming operations and licensing.

    A collection and asset impairment provision in the amount of $1.3 million was recorded in the second quarter 2001 for doubtful accounts and obsolete inventory. During the second quarter of 2001, the Company changed its collection strategy as it related to one significant customer and provided for a possible loss contingency. In addition, the Company adjusted carrying values on certain equipment held in our inventory to estimated net realizable value to reflect a decline in demand for such products.

    The estimated effective income tax rate increased to 40% in the second quarter 2001 compared to 36% in the year-earlier quarter. The increase and the reason the effective rate was higher than the federal statutory tax rate of 34% was due primarily to state income taxes and permanent tax differences.

Six months ended June 30, 2001 and 2000

    Revenues in the six months ended June 30, 2001 totaled $23.2 million compared to $32.0 million in the year-earlier period. The decrease in revenues of $8.8 million is primarily attributable to a decrease in sales-type lease revenue associated with the early termination of certain equipment under operating leases and financing of such equipment as sales-type leases. This decrease was partially offset by an increase in finance income.

    Revenues from equipment sales and sales-type leases totaled $8.6 million in the six months ended June 30, 2001 from $21.3 million in the year-earlier period. Revenue from sales-type leases totaled $300,000 in the current year compared to $18.2 million in the prior year period. Equipment sales and sales-type lease revenue includes both sales of Casino Slot Exchange reconditioned gaming devices as well as revenue from the sale and financing of equipment previously under operating lease. Revenue from the sale and financing activities totaled $16.7 million in the previous-year period. There were no such transactions in the period ended June 30, 2001. Sales of equipment previously under operating leases totaled $3.5 million in the current year period compared to $1.4 million in the year-earlier period. The cost of such sales totaled $3.3 million and $1.3 million, respectively. Revenue from sales and sales-type leases of Casino Slot Exchange reconditioned gaming devices totaled $5.1 million during the six months ended June 30, 2001 compared to $3.2 million in the year-earlier period. The cost of such sales totaled $4.9 million in the current period, compared to $3.1 million in the year-earlier period. Approximately 3,400 and 1,600 gaming devices were shipped to customers in the six-month periods ended June 30, 2001 and 2000, respectively. These differences result from the acquisition of Casino Slot Exchange and normal variations in significant transactions.

    Finance income totaled $7.4 million for the six months ended June 30, 2001 compared to $3.4 million in the year-earlier period. The increase primarily reflects the acceleration of collateralized residual profits related to defaulted leases of $3.5 million and an increase in recurring finance income related to the growth in our portfolio.

    Rental revenues from operating leases decreased to $4.1 million in the six months ended June 30, 2001 compared to $6.6 million in the year-earlier period. This decrease reflects the lower average operating lease portfolio of $19.9 million during the six months ended June 30, 2001 compared to $30.8 million during the year-earlier period. Related depreciation was $3.1 million and $5.1 million for the six months ended June 30, 2001 and 2000, respectively.

    Fee income totaled $2.4 million in the six months ended June 30, 2001 compared to $657,000 in the year-earlier period. The current year fee income was comprised of a fee for financial advisory services, compared to the year-earlier period which consisted of fees generated from the sale of direct finance leases.

    Gaming revenues of $788,000 and gaming costs of $682,000 in the six months ended June 30, 2001 represent the operations of The Gambler casino in Reno, Nevada. This casino was acquired in a purchase transaction during the fourth quarter 2000, and therefore is not reflected in operations for the prior year.

    Interest expense totaled $4.3 million in the six months ended June 30, 2001 compared to $4.4 million in the year-earlier period. The average outstanding borrowings were $67.6 million in the six months ended June 30, 2001 compared to $76.8 in the year-earlier period. The effective interest rate increased due to non-recurring charges during the six months ended June 30, 2001.

    Selling, general and administrative expenses totaled $3.8 million in the six months ended June 30, 2001 compared to $2.9 million in the year-earlier period. The increase primarily reflects increased payroll and related costs related to the Table Games division, which was created during the third quarter of 2000, expenses related to the Company's exchange offering of its subordinated debt and depreciation and amortization related to gaming operations and licensing which were incurred in the six months ended June 30, 2001.

    The estimated effective income tax rate was 40% in the six months ended June 30, 2001 and 36% in the year-earlier period. The increase and the reason the effective rate was higher than the federal statutory tax rate of 34% was due primarily to state income taxes and permanent tax differences.

Liquidity and Capital Resources

    The Company's activities are principally funded by proceeds from sales-type, direct finance and operating leases, equipment sales, fee income and proceeds from various forms of non-recourse and recourse debt. Management believes the Company's ability to generate cash from operations is sufficient to fund operations.

    Cash and cash equivalents totaled approximately $4.5 million at June 30, 2001 and $2.0 million at December 31, 2000. During the six months ended June 30, 2001, cash provided by operating activities totaled $8.0 million compared to $1.9 million in the year-earlier period. The higher level of cash provided by operating activities during the first half of 2001 primarily results from proceeds from the sales of direct financing leases and the timing of payments to equipment vendors. The $10.5 million accounts payable to equipment vendors at June 30, 2001 was paid in July 2001, financed primarily with non-recourse debt. Cash used in investing activities totaled $3.3 million in the first half 2001 compared to cash provided by investing activities of $1.6 million in the year-earlier period. The increased cash used was due primarily to increased purchases of equipment for leasing. The net cash used in financing activities of $2.2 million in the six months ended June 30, 2001 primarily reflects repayment of borrowings that were in excess of proceeds from new borrowings.

    At June 30, 2001, total borrowings were $74.9 million, compared to $60.4 million at December 31, 2000. At June 30, 2001, the Company's revolving credit and working capital facilities aggregated approximately $43.5 million at interest rates ranging from 7.1% to 11.3%. Advances under these agreements aggregated approximately $16.6 million at June 30, 2001. On June 26, 2001, the Company issued $2,205,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007 in exchange for a like principal amount of 10% Senior Subordinated Notes due 2004 in connection with the closing of an exchange offer. The Company's current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

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

Currency Risk

    The Company does not have any exposure to foreign currency risk because all of its sales to customers in foreign countries are transacted in United States dollars.

Forward-Looking Statements

    Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; uncertainty of market acceptance of the Company's Table Games Division, operating lease program or Casino Slot Exchange; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers; the risk of default by the Company's customers with respect to its financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II—Other Information

ITEM 6. Exhibits and Reports on Form 8-K

  a)
  The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Promissory Note dated May 14, 2001 between U.S. Bank National Association, as lender, and PDS Gaming Corporation, et. al., as borrower
  b)
  Reports on Form 8-K. A Form 8-K was filed in June 2001 to reflect the change of the Company's name from PDS Financial Corporation to PDS Gaming Corporation. There were no other reports on Form 8-K during the quarter ended June 30, 2001 or during the period from June 30, 2001 to the date of this Quarterly Report on Form 10-Q.

Signature

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION

Dated: August 10, 2001	By: /s/ Martha Vlcek Chief Financial Officer and Treasurer (a duly authorized officer)

QuickLinks

INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS ENDED JUNE 30,
CONSOLIDATED STATEMENTS OF INCOME SIX MONTHS ENDED JUNE 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS