Form 10-Q
period 2001-09-30
PDS GAMING CORP
filed 2001-11-13
CIK 921438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class	Outstanding as of November 12, 2001
Common Stock, $.01 par value	3,745,872

PDS GAMING CORPORATION AND SUBSIDIARIES

INDEX

		Page
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets—September 30, 2001 (Unaudited) and December 31, 2000	3
	Consolidated Statements of Income—Three Months Ended September 30, 2001 and 2000 (Unaudited)	4
	Consolidated Statements of Income—Nine Months Ended September 30, 2001 and 2000 (Unaudited)	5
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2001 and 2000 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	16

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,178,000	$2,033,000
Restricted cash	3,479,000
Notes, accounts and leases receivable, net of allowances	46,294,000	52,651,000
Equipment under operating leases, net	45,522,000	14,347,000
Equipment held for sale or lease	5,477,000	6,961,000
Other assets, net	9,491,000	8,309,000

	$111,441,000	$84,301,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable:
Equipment vendors	$1,306,000	$400,000
Other	1,559,000	1,018,000
Customer deposits	4,527,000	7,816,000
Accrued expenses and other	3,656,000	3,847,000
Notes payable	76,819,000	48,978,000
Subordinated debt	11,286,000	11,400,000

	99,153,000	73,459,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,744,649 and 3,714,485 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	37,000	37,000
Additional paid-in capital	11,624,000	11,556,000
Retained earnings (deficit)	627,000	(751,000)

	12,288,000	10,842,000

	$111,441,000	$84,301,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2001	2000
REVENUES:
Equipment sales and sales-type leases	$3,696,000	$6,206,000
Finance income	1,591,000	1,925,000
Operating lease rentals	4,468,000	1,984,000
Fee income	2,335,000	1,137,000
Casino	428,000

	12,518,000	11,252,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	3,312,000	5,822,000
Interest	3,114,000	1,994,000
Depreciation on leased equipment	2,731,000	1,773,000
Casino	386,000
Selling, general and administrative	2,303,000	1,360,000
Collection and asset impairment provisions	28,000	30,000

	11,874,000	10,979,000

Income before income taxes	644,000	273,000
Income taxes	258,000	96,000

Net income	$386,000	$177,000

Net income per share:
Basic and diluted	$0.10	$0.05

Weighted average shares outstanding:
Basic	3,736,000	3,713,000

Diluted	3,954,000	3,745,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2001	2000
REVENUES:
Equipment sales and sales-type leases	$12,298,000	$27,540,000
Finance income	9,003,000	5,350,000
Operating lease rentals	8,529,000	8,603,000
Fee income	4,720,000	1,794,000
Casino	1,216,000

	35,766,000	43,287,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	11,588,000	24,760,000
Interest	7,439,000	6,436,000
Depreciation on leased equipment	5,836,000	6,842,000
Casino	1,068,000
Selling, general and administrative	6,130,000	4,253,000
Collection and asset impairment provisions	1,408,000	90,000

	33,469,000	42,381,000

Income before income taxes	2,297,000	906,000
Income taxes	919,000	324,000

Net income	$1,378,000	$582,000

Net income per share:
Basic	$0.37	$0.16

Diluted	$0.36	$0.16

Weighted average shares outstanding:
Basic	3,725,000	3,711,000

Diluted	3,860,000	3,723,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2001	2000
OPERATING ACTIVITIES:
Net cash provided by operating activities	$7,987,000	$9,786,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(16,979,000)	(152,000)
Proceeds from sale of equipment under operating leases	2,929,000	2,326,000

Net cash provided by (used in) investing activities	(14,050,000)	2,174,000

FINANCING ACTIVITIES:
Proceeds from borrowings	27,151,000	9,386,000
Reduction in restricted cash	1,671,000	2,831,000
Repayment of subordinated debt	(2,210,000)
Repayment of borrowings	(21,472,000)	(24,876,000)
Proceeds from issuance of common stock	68,000	10,000

Net cash provided by (used in) financing activities	5,208,000	(12,649,000)

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(855,000)	(689,000)
Cash and cash equivalents at beginning of period	2,033,000	2,860,000

Cash and cash equivalents at end of period	$1,178,000	$2,171,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (formerly "PDS Financial Corporation," and the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K"), previously filed with the Securities and Exchange Commission.

    The balance sheet at December 31, 2000 was derived from the audited financial statements included in the Company's 2000 Form 10-K.

2.  NOTES PAYABLE

    Notes payable consist of the following:

	September 30, 2001	December 31, 2000
Lines of credit with a maximum aggregate balance of $12,150,000 bearing interest at rates from 8.00% to 10.50%, secured by related investment in leases and equipment held for sale or lease:
Recourse	$5,117,000	$12,919,000
Non-recourse		4,616,000
Equipment notes bearing interest at rates from 7.13% to 15.69%, secured by related investments in leases:
Recourse	21,835,000	16,403,000
Non-recourse	36,197,000	15,952,000
Other recourse notes payable bearing interest at rates from 9.00% to 10.50%, secured by related investments in leases	14,318,000

	77,467,000	49,890,000
Unamortized loan discounts	(648,000)	(912,000)

	$76,819,000	$48,978,000

3.  EARNINGS PER SHARE

    The Company calculated basic and diluted earnings per share as follows:

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Net income	$386,000	$177,000	$1,378,000	$582,000

Weighted average shares outstanding:
Basic	3,736,000	3,713,000	3,725,000	3,711,000
Effect of dilutive options	218,000	32,000	135,000	12,000

Diluted	3,954,000	3,745,000	3,860,000	3,723,000

Net income (loss) per share:
Basic	$0.10	$0.05	$0.37	$0.16
Effect of dilutive options			(0.01)

Diluted	$0.10	$0.05	$0.36	$0.16

    Certain common stock warrants and common stock options were not included in the computation of diluted earnings per share for the periods ended September 30, 2001 and 2000 because the weighted average exercise prices of the warrants and options was greater than average market prices of the common stock.

4.  SEGMENT INFORMATION

    The Company conducts business through the operations of its Finance and Lease ("Finance") and Casino Slot Exchange ("CSE") segments. The Table Games and Casino Operations divisions do not yet meet the criteria requiring recognition as operating segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Other than selling, general and administrative costs specifically identifiable to the Finance and CSE segments, other employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of the Finance and CSE segments. The costs associated with these activities ("SG&A") are not separately allocated to each business segment. The accounting policies of each business segment are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 2000 Form 10-K. The Company evaluates the performance of its operating segments based on earnings before income taxes. Financial performance measurements for the Finance and CSE segments are set forth below with SG&A for the three months and nine months ended September 30, 2001 and 2000.

	Three months ended September 30,
	2001	2000
Revenues:
Finance	$9,068,000	$8,023,000
CSE	3,020,000	3,229,000
Other	430,000

	$12,518,000	$11,252,000

Income (loss) before income taxes:
Finance	$2,770,000	$1,405,000
CSE	(436,000)	(279,000)
SG&A	(1,690,000)	(853,000)

	$644,000	$273,000

	Nine months ended September 30,
	2001	2000
Revenues:
Finance	$26,305,000	$36,813,000
CSE	8,196,000	6,474,000
Other	1,265,000

	$35,766,000	$43,287,000

Income (loss) before income taxes:
Finance	$8,476,000	$5,316,000
CSE	(1,544,000)	(906,000)
SG&A	(4,635,000)	(3,504,000)

	$2,297,000	$906,000

Identifiable assets:
Finance	$97,976,000	$78,404,000
CSE	6,359,000	7,931,000
Other	7,106,000	5,446,000

	$111,441,000	$91,781,000

5.  CONTINGENCIES

  Certain Legal Proceedings

    In November 2000, a significant customer, the Resort at Summerlin, LLP, and The Resort at Summerlin, Inc., dba Regent Las Vegas, The Resort at Summerlin ("Regent") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On September 25, 2001, the U.S. Bankruptcy Court approved the sale of the Regent's assets to Hot Spur Resorts, LLC for $80 million with an expected closing date in November 2001. On October 1, 2001, the customer stopped making monthly payments under its lease obligations (the "Leases") to the Company.

    On October 12, 2001, the Regent's senior mortgage lenders ("Plaintiffs"), in the name of the Regent, brought suit against the Company, et al., in United States Bankruptcy Court, District of Nevada. The complaint primarily challenges the classification of the Leases between operating and capital leases. The Plaintiffs seek, among other things, a determination that the Leases constitute "financing" transactions and not "true" leases.

    The majority of the Leases were originally structured as, and intended by the parties to be, operating leases to the Regent with terms ranging from 12 to 48 months and fair market value purchase options. The monthly rental payments due in accordance with the original terms are approximately $1.4 million. In January 2001, a Stipulation for Adequate Protection and Order was approved by the Court for monthly payments of approximately $949,000.

    The Company intends to vigorously defend against these claims. The outcome and resultant effect on the Company, if any, of this pending litigation cannot be determined at this time. Management currently believes, however, that the ultimate outcome of these matters will not have a material adverse impact on the Company's future financial position.

  September 11, 2001 Terrorist Attacks

    On September 11, 2001, the United States was subjected to extensive terrorist attacks likely to have far-reaching effects on economic activity in the country for an indeterminate period. The near and long-term impact on the Nevada economy and the Company's business cannot be predicted at this time.

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

    The Company's strategy is to increase recurring revenues and cash flows through its operating divisions and by acquiring and operating casinos. In addition to its leasing activities, the Company also originates financing transactions and receives notes which it occasionally sells to third parties for fee income. In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes. The Company believes its ability to recondition and distribute used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. The Company's access to lower cost financing and equipment, industry knowledge and presence in multiple jurisdictions provide advantages in identifying casino ownership opportunities.

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

Three months ended September 30, 2001 and 2000

    Revenues in the third quarter of 2001 totaled $12.5 million compared to $11.3 million in the year-earlier quarter. The increase in revenues is primarily attributable to an increase in operating lease rentals and fee income, partially offset by a decrease in equipment sales and sales-type lease revenue. Gross originations of financing transactions were $4.0 million in the third quarter of 2001, compared with $8.1 million in the year-earlier quarter.

    Revenues from equipment sales and sales-type leases totaled $3.7 million in the third quarter of 2001, a 40% decrease as compared to $6.2 million in the year-earlier quarter. Such revenues include sales of both equipment under operating leases for cash or financed through the Finance and Lease division and used gaming devices reconditioned by the Company's Casino Slot Exchange division, and are further described by division as follows:

  Finance and Lease Division

  Revenues from sale of equipment previously under operating lease and sold for cash or financed through the Finance and Lease division totaled $678,000 in the current year quarter compared to $3.0 million in the comparable quarter. This decrease of $2.3 million is due to fewer maturities of operating leases for the quarter ended September 30, 2001 compared to the prior-year quarter. Gross margins related to these sales were 31% and 39% for September 30, 2001 and 2000, respectively.

  Casino Slot Exchange

  Revenues from equipment sales and sales-type leases through Casino Slot Exchange totaled $3.0 million for the quarter ended September 30, 2001, compared to $3.2 million for the prior year quarter. The decrease is due to fewer shipments of gaming devices. Shipments of gaming devices totaled 1,497 compared to 1,954 for the quarters ended September 30, 2001 and 2000, respectively. Gross margins related to these sales were 3% and (1%), respectively.

    Finance income decreased to $1.6 million in the third quarter of 2001 compared to $1.9 million in the year-earlier quarter. The decrease reflects the reclassification of certain leases from leveraged leases to operating leases during the period ended September 30, 2001.

    The Company's average operating lease portfolio was $37.7 million during the third quarter of 2001, a 102% increase from $18.7 million during the year-earlier quarter. The increase in the average operating lease portfolio reflects the reclassification of certain leases from leveraged leases to operating leases during the third quarter 2001. Rental revenues from operating leases increased to $4.5 million in the third quarter of 2001 compared to $2.0 million in the year-earlier quarter. Related depreciation was $2.7 million and $1.8 million for the quarters ended September 30, 2001 and 2000, respectively. Depreciation on operating leases as a percentage of rental revenues decreased from 89% in the prior-year quarter to 61% in the third quarter of 2001. This decrease is due to our normal recurring review of the portfolio that resulted in acceleration of depreciation on certain leases in the prior-year quarter.

    Fee income increased to $2.3 million from $1.1 million in the prior-year quarter. The fee earned this quarter was comprised of a fee for financial advisory services from a significant customer versus the prior year consisting mainly of fees generated from the sale of direct finance leases.

    Gaming revenues of $428,000 and gaming costs of $386,000 in the third quarter of 2001 represent the operations of The Gambler casino in Reno, Nevada. This casino was acquired in a purchase transaction during the fourth quarter 2000, and therefore is not reflected in operations for the prior year.

    Interest expense increased to $3.1 million in the third quarter of 2001 compared to $2.0 million in the year-earlier quarter. The increase in interest expense is due to the higher levels of outstanding borrowings.

    Selling, general and administrative expenses totaled $2.3 million in the third quarter of 2001 and $1.4 million in the year-earlier quarter. The increase of $900,000 primarily reflects increased payroll and costs related to the Table Games Division which was created during the third quarter of 2000, increased payroll and costs related to the broadening of the management team during the current year, legal fees associated with a customer currently in bankruptcy and increased depreciation and amortization related to gaming operations and licensing.

    The estimated effective income tax rate increased to 40% in the third quarter of 2001 compared to 35% in the year-earlier quarter. The effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences. The increase in the effective tax rate reflects an increase in the portion of the Company's business outside the state of Nevada.

Nine months ended September 30, 2001 and 2000

    Revenues in the nine months ended September 30, 2001 totaled $35.8 million compared to $43.3 million in the year-earlier period. The decrease in revenues of $7.5 million is primarily attributable to a decrease in sales-type lease revenue associated with the early termination of certain equipment under operating leases and financing of such equipment as sales-type leases. This decrease was partially offset by an increase in finance income, fee income and gaming revenue.

    Revenues from equipment sales and sales-type leases totaled $12.3 million in the nine months ended September 30, 2001 from $27.5 million in the year-earlier period, and are further described by division as follows:

  Finance and Lease Division

  Revenues from the sale of equipment previously under operating lease and sold for cash or financed through this division totaled $4.1 million in the current year compared to $21.0 million in the prior-year period. The decrease reflects fewer maturities of operating leases for the nine months ended September 30, 2001 compared to the same period last year. Gross margins related to these sales were 9.1% and 14.8%, respectively.

  Casino Slot Exchange

  Equipment sales and sales-type lease revenues totaled $8.2 million for the nine months ended September 30, 2001, compared to $6.5 million in the prior year period. This increase reflects the increase in gaming device shipments. Gaming devices shipped totaled 4,855, a 49% increase compared to 3,259 in the comparable period last year. Gross margin related to these sales totaled 4% and (2%) for the nine-month periods ended September 30, 2001 and 2000, respectively.

    Finance income totaled $9.0 million for the nine months ended September 30, 2001 compared to $5.4 million in the year-earlier period. The increase primarily reflects the acceleration of collateralized residual profits related to defaulted leases of $3.5 million.

    Rental revenues from operating leases decreased to $8.5 million in the nine months ended September 30, 2001 compared to $8.6 million in the year-earlier period. This decrease reflects the lower average operating lease portfolio of $26.2 million during the nine months ended September 30, 2001 compared to $27.0 million in the year-earlier period. Related depreciation was $5.8 million and $6.8 million for the nine months ended September 30, 2001 and 2000, respectively. Depreciation on operating leases as a percentage of rental revenue decreased from 79% in the prior-year period compared to 68% in the nine months ended September 30, 2001. This decrease is due to our normal recurring portfolio review that resulted in acceleration of depreciation on certain leases in the prior year.

    Fee income totaled $4.7 million in the nine months ended September 30, 2001 compared to $1.8 million in the year-earlier period. The increase of $2.9 million is due to an increase in financial advisory services and an increase in originations in the current year compared to the prior year. Originations totaled $42 million and $19.4 million, respectively.

    Gaming revenues of $1.2 million and gaming costs of $1.1 million in the nine months ended September 30, 2001 represent the operations of The Gambler casino in Reno, Nevada. This casino was acquired in a purchase transaction during the fourth quarter 2000, and therefore is not reflected in operations for the prior year.

    Interest expense totaled $7.4 million in the nine months ended September 30, 2001 compared to $6.4 million in the year-earlier period. The increase in interest expense is due to the higher levels of outstanding borrowings.

    Selling, general and administrative expenses totaled $6.1 million in the nine months ended September 30, 2001 compared to $4.3 million in the year-earlier period. The increase primarily reflects increased payroll and related costs related to broadening the Company's management team and the Table Games division, which was created during the third quarter of 2000, expenses related to the Company's exchange offering of its subordinated debt, legal fees associated with a customer currently in bankruptcy and depreciation and amortization related to gaming operations and licensing which were incurred in the nine months ended September 30, 2001.

    The estimated effective income tax rate was 40% in the nine months ended September 30, 2001 and 36% in the year-earlier period. The increase and the reason the effective rate was higher than the federal statutory tax rate of 34% was due primarily to state income taxes and permanent tax differences.

Liquidity and Capital Resources

    The Company's activities are principally funded by proceeds from sales-type, direct finance and operating leases, equipment sales, fee income and proceeds from various forms of non-recourse and recourse debt. Management believes the Company's ability to generate cash from operations is sufficient to fund operations.

    Cash and cash equivalents totaled approximately $1.2 million at September 30, 2001 and $2.0 million at December 31, 2000. During the nine months ended September 30, 2001, cash provided by operating activities totaled $8.0 million compared to $9.8 million in the year-earlier period. The lower level of cash provided by operating activities during the first nine months of 2001 is due to lower levels of sales of direct financing leases. The $1.3 million accounts payable to equipment vendors at September 30, 2001 was paid in October 2001, financed primarily with non-recourse debt. Cash used in investing activities totaled $14.0 million in the nine months ended September 30, 2001 compared to cash provided by investing activities of $2.2 million in the year-earlier period. The increased cash used was due primarily to increased purchases of equipment for leasing. The net cash provided by financing activities of $5.2 million in the nine months ended September 30, 2001 primarily reflects new borrowings in excess of repayments on debt.

    At September 30, 2001, total borrowings were $88.1 million, compared to $60.4 million at December 31, 2000. At September 30, 2001, the Company's revolving credit and working capital facilities aggregated approximately $12.2 million at interest rates ranging from 8.0% to 10.5%. Advances under these agreements aggregated approximately $5.1 million at September 30, 2001. On June 26, 2001, the Company issued $2,205,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007 in exchange for a like principal amount of 10% Senior Subordinated Notes due 2004 in connection with the closing of an exchange offer. The Company's current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

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

Forward-Looking Statements

    Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; uncertainty of market acceptance of the Company's Table Games Division, operating lease program or Casino Slot Exchange; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers; inability to expand through acquisition of existing casinos, limited operating history with the Company's table games division and casino operations; the risk of default by the Company's customers with respect to its financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 5 to the accompanying unaudited consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Loan and Security Agreement dated July 26, 2001 between Sun West Bank, as lender, and PDS Gaming Corporation-Nevada, as borrower
10.2	Loan Agreement dated August 6, 2001 between Bremer Business Finance Corporation, as lender, and PDS Gaming Corporation, PDS Gaming Corporation-Nevada, PDS Financial Corporation-Mississippi and PDS Gaming Corporation-Colorado, collectively, as borrower
  b)
  Reports on Form 8-K. There were no reports on Form 8-K during the quarter ended September 30, 2001 or during the period from September 30, 2001 to the date of this Quarterly Report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION
Dated: November 13, 2001	By:	/s/ MARTHA VLCEK Chief Financial Officer and Treasurer (a duly authorized officer)

QuickLinks

PDS GAMING CORPORATION AND SUBSIDIARIES INDEX
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)
PDS GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE