Form 10-K405
period 2001-12-31
PDS GAMING CORP
filed 2002-03-29
CIK 921438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23928

PDS Gaming Corporation
(Exact name of registrant as specified in its Charter)

Minnesota (State or other Jurisdiction of Incorporation or Organization)	41-1605970 (I.R.S. Employer Identification No.)

6171 McLeod Drive, Las Vegas, Nevada 89120
(Address of Principal Executive Offices)

(702) 736-0700
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 Par Value

Common Stock Purchase Warrants
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The approximate market value of stock held by non-affiliates was $10,115,000 based upon 2,593,464 shares held by such persons and the closing price on March 1, 2002 of $3.90. The number of shares outstanding of the Registrant's $0.01 par value common stock at March 1, 2002 was 3,792,436.

        Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement"), are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

        PDS Gaming Corporation (the "Company" or "PDS") was incorporated under the laws of the State of Minnesota in 1988. The shareholders approved the change of the Company's name from PDS Financial Corporation to PDS Gaming Corporation at the Annual Meeting of Shareholders held on May 11, 2001. The Company's corporate offices and its reconditioning facilities are located in approximately 60,000 square feet of leased space at 6171 McLeod Drive, Las Vegas, Nevada 89120-4048.

        The Company was originally founded as a leasing company, specializing in vehicle and general equipment leasing transactions. The Company began providing equipment financing for new Native American gaming facilities in the Upper Midwest in early 1991. Since 1992, substantially all of the Company's gross financing originations have resulted from transactions in the gaming industry. In 1996, the Company established a sales office in Las Vegas, Nevada, which became the Company's principal executive office in 1997.

        The Company currently operates four distinct divisions. These are:

  •
  Finance and Lease,

  •
  Casino Slot Exchange®,

  •
  Casino Operations and

  •
  Table Games.

        The Company's Finance and Lease division engages in the business of financing and leasing gaming equipment. The gaming equipment financed by the Company mainly consists of slot machines, video gaming machines, table games and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment for casino operations. The division generally targets established medium-sized casino operators that are opening new gaming facilities or expanding existing gaming facilities, as well as new casinos that the Company believes have acceptable credit quality.

        In 1997, the Company established a sales and distribution division for gaming devices, now known as Casino Slot Exchange (formerly PDS Slot Source). During 2000, the Company acquired a website to better promote these activities worldwide and to expand its distribution activities beyond an outlet for its used gaming devices. As an additional distribution alternative, in June 2001, the Company acquired three retail locations that sell gaming collectibles, including home-use gaming devices. One location was subsequently closed and the remaining two are located inside the Aladdin Resort and the Stratosphere Hotel—Casino, both on the Las Vegas Strip.

        The Company's entry into casino operations was formalized on January 25, 2001, when the Nevada Gaming Commission issued its final approval for the Company's acquisition of The Gambler casino. The Gambler, now known as Rocky's Sports Pub and Grill ("Rocky's"), is located on North Virginia Street in downtown Reno, Nevada. Rocky's is a nonrestricted licensed casino with an installed base of 208 gaming devices.

        The Company's Table Games Division distributes digital table games to casinos, including its patented Digital Card System® ("DCS") platform. The Company acquired the patent rights to the DCS technology in 1999. This innovative platform can support a wide variety of digital table games.

        In order to offer financing and gaming products to the gaming industry, the Company must be licensed in each jurisdiction in which it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant and certain of its directors, officers, key employees and significant shareholders. The Company currently is licensed in Nevada (Manufacturer, Distributor, Slot Route Operator and Operator), New Jersey, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico, Washington and with numerous Native American jurisdictions. Over 85% of the installed base of gaming devices in the United States are located in these jurisdictions. The Company believes its gaming licenses, as well as its experience in the gaming industry, provide a competitive advantage, enabling the Company to offer financing packages and services that meet the needs of this industry more effectively than traditional financing.

Gaming Industry

        The casino industry in the United States, and the gaming industry in general, have experienced substantial growth in the last decade. Prior to 1979, high stakes gaming activities were limited to Nevada. In 1979, casino gaming was legalized in New Jersey. Between 1979 and 1988, gaming activities by various Native American tribes developed, leading to the federal enactment of the Indian Gaming Regulatory Act. The growth of Native American gaming served as a catalyst for certain jurisdictions to consider non-Native American casino gaming because of its potential as a source of government revenue. Since 1989, various forms of casino gaming have been legalized in California, Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Mexico, South Dakota and Washington. In addition, gaming facilities operate on cruise ships sailing out of California, Florida, Georgia, Hawaii, Texas and Puerto Rico. Several other states have approved or are considering approval of some form of casino gaming. As of January 1, 2000, 11 states in the U.S. had commercial casinos, 27 states had Native American casinos, 37 states and the District of Columbia had lotteries, 40 states had pari-mutuel wagering and 46 states and the District of Columbia had charitable gaming. In 2000, the commercial casino segment of the gaming industry employed more than 370,000 individuals. As the gaming industry has expanded throughout the United States, the gross annual revenue has steadily increased. Gross gambling revenue ("GGR") is the amount wagered minus the winnings returned to players, and is a true measure of the economic value of gambling. GGR is the figure used to determine what a casino, racetrack, lottery or other gaming operation earns before taxes, salaries and other expenses are paid—the equivalent of "sales," not "profit." In 2000, for example, the commercial casino industry had GGR of more than $24 billion. No assurance can be given as to whether any additional states will adopt legislation permitting casino gaming in the future or the nature, timing and extent of legalized gaming development in any state.

        According to data compiled from gaming commission reports and gaming industry analysts, in 2000 there were approximately 452,000 gaming machines installed in the United States, compared with approximately 156,000 gaming machines installed in the United States in 1990. According to data compiled from gaming commission reports and gaming industry analysts, over 100,000 gaming machines were shipped in 2001 in the United States compared with approximately 16,000 gaming machines shipped in 1990, all of which represent machines shipped to replace older machines and new installations of machines.

        After lotteries, casino gambling was the most popular form of gaming among Americans in recent years. Visitation figures for 2000 indicated that Americans continue to enjoy casino entertainment in large numbers. In 2000, over 53 million adults, or over 29% of the U.S. adult population, visited casinos, making an average of 5.8 trips per year. Households in the Western States accounted for 34 percent of casino visits, followed by households in the North Central region of the United States (29 percent), the South (21 percent) and the Northeast (16 percent). Since 1996, the average number of visits by households to casinos has held steady at slightly less than once every two months.

        The terrorist attacks of September 11, 2001 resulted in numerous layoffs by major hotel-casino operations in Nevada. Although the events of September 11 have not materially affected the Company's core business segments, those events and the economic climate have caused some sales to be delayed until 2002. The Company's customer base is diversified throughout gaming jurisdictions in 10 states and certain Native American groups in California, Iowa, Minnesota, New Mexico and North Carolina. Most of the casino operators that purchase, finance or lease gaming equipment from the Company cater to customers that live nearby or who drive to their facilities and are not heavily dependent upon convention events or airline travel to support their customer base. Those distinctions may lessen the negative economic impact of these events on the Company as compared to that experienced by some other gaming companies.

Company Strategy

        The Company's strategy is to increase recurring revenues and cash flows through its operating divisions, including acquiring and operating additional casinos.

Finance and Lease

        The Company believes that the gaming industry in general has entered into a gaming equipment replacement and casino development cycle, which provides increased opportunities for the Company's financing and leasing services. The Company's ability to offer casino operators innovative financing structures provides a competitive advantage over non-licensed financial institutions. For example, a customer who is interested in acquiring additional gaming machines may be subject to certain debt convenants that restrict the acquisition of new machines with debt. As an alternative to purchasing additional machines through conventional financing and possibly violating its debt covenants, the customer can elect to lease new equipment from the Company. Overall, the Company believes its experience in and knowledge of the industry and its ability to remarket used equipment, as well as its licenses, allow it to offer financing packages and services that meet the needs of the industry in a more effective manner than traditional financing and leasing sources and equipment manufacturers and distributors.

        The Company provides financing to its customers in the form of direct finance leases, sales-type leases and collateralized loans. Such financing transactions are either originated directly by the Company with the casino operator or are structured jointly with the gaming equipment manufacturer or distributor. Under these types of transactions, substantially all of the benefits and risks of ownership are borne by the lessee/borrower. Under a direct finance and sales-type lease, the lessee is required to pay the Company the purchase price of the gaming equipment plus interest over the term of the lease; if the lease payments are not sufficient to cover the purchase price of the gaming equipment, the lessee is required to pay the Company a balloon payment at the end of the lease term. Most of the Company's equipment financing transactions range from $500,000 to $2.5 million. The Company generally obtains the funds necessary for its direct finance leases or collateralized loans by pledging those assets against recourse or nonrecourse borrowings or by selling all or a portion of its interest in the payment stream, often simultaneously with its origination of financing transactions.

        The Company also believes its operating lease program has been well received by casino operators since its introduction in 1996 because it offers lower monthly payments and off-balance sheet financing. The Company believes that such program promotes its strategic objective of increasing recurring revenues. The Company appropriately retains ownership of the gaming equipment under operating leases, and at the end of the applicable lease term the Company offers the customer an option to purchase the gaming equipment at its then-determined fair market value, to extend the lease term or return the equipment. The Company receives rental income under a non-cancelable operating lease, which ranges from 6 to 48 months and has a typical term of 36 months. The casino operator incurs rental expense, and avoids reflecting an asset and related liability on its balance sheet. Returned machines are held for lease or resale by the Company through its Casino Slot Exchange® division.

Casino Slot Exchange®

        In 1997, the Company established PDS Slot Source, which has now developed into Casino Slot Exchange® ("CSE"), an e-Commerce, used gaming machine sales and distribution program, to complement its leasing and financing activities. The Company views CSE as an extension of the Finance and Lease division. Through CSE, the Company manages and remarkets assets as leases come to term. In addition, the division supplies used and reconditioned gaming machines to casino operators worldwide through direct sales, revenue participation and an interactive Internet website (www.casinoslotexchange.com). Because the Company is licensed to distribute gaming equipment in key gaming jurisdictions, the Company believes it is able to offer, directly or through its website, a wider variety of gaming options to its customers, while at the same time identifying additional financing opportunities. The Company believes that the secondary market for gaming devices is fragmented and underdeveloped. CSE has evolved into one of the leading providers of pre-owned gaming devices, acquiring used gaming machines from a variety of distributors, brokers, casino operators, slot route operators and/or its own customers at commercially reasonable prices. The Company's ability to purchase on a large scale and refurbish the machines prior to resale enhances the value of the gaming devices, thereby increasing operating profit and stabilizing residual values. The activities of CSE are complemented by two retail locations that sell gaming collectibles and memorabilia, including home-use gaming devices.

        The Company has also entered into a distribution agreement with TEKBILT, Inc. as a means of expanding the activities of CSE into the distribution of newly-manufactured gaming devices.

Casino Operations

        The Company's business strategy includes the expansion into owning and operating gaming facilities. The Company's entry into casino operations was formalized on January 25, 2001, when the Nevada Gaming Commission issued its final approval for the Company's acquisition of The Gambler in Reno, Nevada. In February 2002, the property was renamed as Rocky's Sports Pub and Grill after extensive renovation and retheming. Rocky's is an unrestricted licensed casino with an installed base of 208 gaming devices. The Company plans to continue to evaluate opportunities to expand its casino operations in Nevada and other gaming markets. The entry into casino operations constitutes a key component in the Company's strategy for long-term growth. The Company believes that its casino division will have certain advantages over competing gaming establishments. The Company believes that its access to lower cost capital, compared to other small casino operators, and a wide range of slot machine inventory and equipment, coupled with its industry knowledge and multiple gaming licenses, will provide it with a competitive advantage in the area of casino operations. With the acquisition of gaming operations, the Company anticipates building a foundation of recurring cash flows that will enhance stability and be an area of added growth for the future.

Table Games

        In June 1999, the Company acquired the intellectual property rights for gaming devices using the Digital Card System® from DigiDeal Corporation as part of an agreement covering manufacturing, distribution, patent and technology rights and affecting patents, trademarks and copyrights (the "Technology Agreement"). Products built on the DCS platform use virtual playing cards, which are displayed with high quality graphics on electronic screens for each player and the dealer. The first product introduced on the DCS platform is Digital 21™. An initial prototype of DCS was reviewed and approved by the State of Nevada Gaming Control Board and independent testing laboratories. Subsequent improvements also were approved, including Digital Bonanza Blackjack™. Updated versions of the DCS software, with enhanced features, are currently under review by gaming authorities. There can be no assurance that the State of Nevada Gaming Control Board or independent testing laboratories will approve the updated versions of Digital 21™ or Bonanza Blackjack™ on a timely basis or at all. The Company's strategy is to lease DCS games to its casino customers in order to generate recurring monthly revenues and cash flows.

        The Company has also entered into a distribution agreement with Action Gaming, Inc. as a means of expanding the table game products offered. See "Business—Intellectual Property and Distribution Rights."

        The Company views this division and its products to be in a development phase. To date, placement of these products has been limited. As of March 2002, the Company had 20 installed tables in the United States.

Segment Information

        The Company believes that its current operations constitute two segments, its Finance and Lease and Casino Slot Exchange® segments. The Table Games and Casino Operations divisions of the Company do not yet meet the criteria requiring recognition as operating segments under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. Information for the Finance and Lease and Casino Slot Exchange® segments is contained in Note 10 to the Company's Consolidated Financial Statements included in Part IV, Item 14.

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

        The Company competes on the basis of offering flexibility in structuring leases and other financial transactions, commitment to prompt attention to customer needs, creative solutions to non-traditional financing requests and immediate reactions to changes in the financial marketplace. In addition to financing gaming equipment, the Company finances substantially all other types of furniture, fixtures and equipment used in a casino operation.

        With respect to Casino Slot Exchange®, the Company competes primarily against equipment manufacturers and smaller distributors. In addition, certain equipment manufacturers control the supply of certain parts that may hinder the Company's ability to refurbish and maintain its inventory of gaming equipment. It is possible that new competitors may engage in gaming equipment financing or the distribution of reconditioned gaming machines, some of which may have licenses to own or sell gaming equipment and have greater financial resources than the Company.

        The Company believes the DCS platform is one of the only digital card technology platforms available in table games. The Company competes primarily against traditional table game makers and the predominance of traditional table games in the gaming industry. It is possible that new competitors may engage in the manufacture and distribution of games with similar technology, some of which may have greater financial resources than the Company or offer competing market technologies.

        The Casino Operations Division primarily competes against other gaming operations of similar size and structure. Typically, the Company's casinos will not be in direct competition with major "strip" casinos, but with neighborhood casinos, taverns and bars. Currently, the Casino Operations Division competes with other gaming locations in and around Reno, Nevada that market to local residents. It is possible that new competitors may engage in small casino operations, some of which may have greater financial resources than the Company or offer competing marketing strategies.

Principal Customers

        Historically, the Company has experienced significant nonrecurring revenues in connection with the completion of large gaming equipment financing transactions. During 2001, revenues from the Company's three largest customers, as a percentage of total revenue, were 29%, 8%, and 7%. Revenues from the Company's three largest customers, as a percentage of 2000 revenue, were 23%, 13% and 11%. During 1999, no customer accounted for more than 10% of total revenue. Due to the non-recurring nature of its large gaming equipment financing transactions, the Company cannot estimate the potential significance of total revenues that may be derived from one or several customers in 2002.

Government Regulation

        Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal and state regulation and oversight. In order to (i) provide financing, (ii) distribute gaming devices, gaming equipment and/or table games and/or (iii) operate casinos, the Company must be properly licensed in each jurisdiction where it conducts business. As part of the licensing process, each gaming jurisdiction (including Native American gaming jurisdictions) performs a thorough investigation of each corporate applicant, its officers and directors and in some cases, significant shareholders and certain of its key employees. The Company, either directly or through one of its wholly owned subsidiaries, currently holds the following gaming licenses issued by state gaming regulatory authorities:

Jurisdiction	Type of License
Colorado	Manufacturer/Distributor
Illinois	Supplier
Indiana	Supplier
Iowa	Distributor
Minnesota	Manufacturer/Distributor
Mississippi	Manufacturer/Distributor
Nevada	Manufacturer, Distributor, Slot Route Operator, Casino Operator
New Jersey	Casino Service Industry
New Mexico	Manufacturer/Distributor
Washington	Supplier

        The Company has applied for renewal of its existing licenses in Colorado, Iowa and Minnesota as required by law. Its license as a Supplier in Illinois was renewed on December 6, 2001 as a one-year, conditioned license. The Company also has pending an application to renew its Washington Supplier's license as well as an application for a Washington Distributor's license. The Company believes all of its pending applications will be approved by the applicable gaming regulatory authority.

        The Company is also licensed as a gaming Vendor or Supplier with several Native American tribes in California, including Agua Caliente, Barona, Cabazon, Campo, Middletown Racheria and Viejas, and has been licensed by other tribal gaming commissions in Iowa, Minnesota, New Mexico and North Carolina. The Company applies to renew those licenses and files applications for new licenses as business dictates. Currently, the Company has filed new license applications with the Dry Creek

Rancheria Gaming Commission and Sycuan Gaming Commission in California, with the Pueblo of Sandia Tribal Commission in New Mexico and with the Grand Traverse Band of Ottawa and Chippewa Tribal Commission in Michigan.

        While not anticipated, expansion of the Company's activities may be hindered by the inability to obtain or delays in obtaining requisite state licenses or other approvals. No assurance can be given as to the term for which the Company's licenses will be renewed in a particular jurisdiction or to what license conditions, if any, may be imposed by such jurisdiction in connection with future renewals. The Company cannot predict the effect that adoption of and changes in gaming laws, rules and regulations might have on its future operations.

        Any person who acquires a controlling interest in the Company would have to meet the requirements of all applicable governmental bodies that regulate the Company's operations. A change in the make-up of the Company's board of directors and management would require the various gaming authorities to examine the qualifications of the new board members and management.

        Class III gaming on Native American land is further regulated by tribal governments in accordance with each tribe's State/Tribal Compact. Class II gaming on Native American land is regulated by the tribal governments and the federal government under the Indian Gaming Regulatory Act. Changes in federal, state or tribal laws or ordinances may limit or otherwise materially affect the types of gaming that may be conducted on Native American land. In addition, numerous lawsuits nationwide seek to limit or expand Native American gaming activities. The outcome of such litigation cannot be predicted.

        The following references to material statutes and regulations affecting the Company are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a materially adverse effect on the business of the Company.

        Nevada.    The manufacture, ownership, operation, sale and distribution of gaming devices in Nevada and the operation of casinos in the state are all subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. Generally, gaming activities (including the manufacture, sale and lease of gaming devices) may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission") and appropriate county and city licensing agencies. The Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board") and the various county and city licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

        The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have a materially adverse effect on the Company's operations.

        The Company is required to be licensed as a distributor by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company ("Corporate Licensee") also holds a manufacturer, slot route operator and an operator's license in Nevada. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and as such, is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a five percent or greater stockholder of, or receive any percentage of profits from, the Company without first reporting the acquisition to the Nevada Gaming Authorities and obtaining all required licenses and approvals. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in the distribution of gaming devices and to act as a manufacturer of gaming devices in Nevada, operate a slot route or operate gaming establishments.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship or involvement with the Company in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to become licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the Company's gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation incurred by the Nevada Gaming Authorities. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

        If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

        The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, financial transactions, gaming revenues and gaming expenditures by the Company must be reported to, or approved by, the Nevada Commission.

        If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, suspension or revocation of any gaming license could have a materially adverse effect on the Company's operations.

        Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

        The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires the beneficial owners of more than 10 percent of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10 percent, but not more than 15 percent, of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation incurred by the Nevada Gaming Authorities.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. A record owner may also be found unsuitable if the record owner fails to identify himself or herself as a beneficial owner within 30 days of a request by the Nevada Commission or Chairman of the Nevada Board. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

        The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

        The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. "Gaming facilities" has been interpreted by the Nevada Gaming Authorities to include the acquisition or financing of gaming devices in Nevada. Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

        Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

        Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, "Licensees") and who proposes to become involved in a gaming venture outside of Nevada is required to submit a notification statement to the Nevada Board which provides detailed information regarding the foreign gaming operation and to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

        The sale of alcoholic beverages at establishments operated by a Corporate Licensee is subject to licensing, control and regulation by applicable regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a materially adverse effect on the operations of the Corporate Licensees.

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

        The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, equal employment opportunity requirements, fees and exemptions. In deciding to grant a license, the New Jersey Commission may consider, among other things, the financial stability, integrity, responsibility, good character, reputation for honesty, business ability and experience of the Company and its directors, officers, management and supervisory personnel, principal employees and stockholders, as well as the adequacy of the financial resources of the Company.

        New Jersey licenses are granted for a period of one or two years, depending on the length of time a company has been licensed, and are renewable. The New Jersey Commission may impose such conditions upon licensing as it deems appropriate. These include the ability of the New Jersey Commission to require the Company to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares nor receive any remuneration from the Company for services rendered or otherwise. Failure of such stockholder to dispose of such stockholder's stock could result in the loss of the Company's license. Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violation of any law. In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

        Other Jurisdictions.    The Company currently is also licensed to operate (in addition to Nevada and New Jersey) at various levels in California (tribal), Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and North Carolina. Although the regulations in these jurisdictions are not identical to the States of Nevada and New Jersey, their material attributes are substantially similar, as described below.

        The manufacture, sale and distribution of gaming devices and the ownership and operation of gaming facilities in each jurisdiction are subject to various state, county and/or municipal laws, regulations and ordinances which are administered by the relevant regulatory agency or agencies in that jurisdiction (the "Gaming Regulators"). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment owners, distributors, sellers and operators, as well as persons financially interested or involved in gaming or liquor operations.

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

Intellectual Property and Distribution Rights

        The Company relies on a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers and business partners to protect its intellectual property and proprietary rights in its products, services, know-how and information. In addition, the Company has acquired rights to certain intellectual property through agreements with third parties.

        Through an agreement with DigiDeal Corporation, the Company acquired certain technology, manufacturing, distribution and marketing rights to the DCS. These rights relate to the patents and patent applications, trademarks and copyrights relating to the DCS and have been granted to the Company exclusively with respect to the United States and non-exclusively with respect to the Caribbean, the Lesser Antilles, the Bahamas and cruise ships that dock in the United States. In consideration for the transfer of such rights, the Company agreed to pay DigiDeal Corporation a four-part fee and a portion of its revenue from the sale or fixed rental of products using the DCS. The four-part fee has been paid. The parties also agreed to issue warrants to purchase shares of each other's common stock. In addition, DigiDeal Corporation has the right to repurchase the rights acquired by the Company if: (i) the Company loses a gaming license issued by the Nevada Commission with respect to the manufacture or distribution of products using the DCS and fails to have such license reinstated within one year; (ii) the Company loses three gaming licenses issued by gaming commissions of states other than Nevada and fails to have such license reinstated within one year in at least one of the states; or (iii) DigiDeal Corporation terminates the agreement, for cause, in accordance with its terms and conditions.

        The Company has also entered into an agreement with Action Gaming, Inc. through which the Company has acquired the sole and exclusive worldwide rights to manufacture, market and distribute Double Play Blackjack™ and 21 Stud™ games utilizing the Company's DCS technology platform, subject to approval by the appropriate gaming regulatory authorities. Action Gaming, Inc. is the owner of patents on Double Play Blackjack™ and 21 Stud™. Through the licensing agreement, the Company will pay royalties to Action Gaming, Inc. from lease revenue generated by the placement of such games in casinos.

        In January 2002, the Company entered into a distributor agreement with TEKBILT, Inc. whereby the Company became the exclusive distributor for certain hardware and software products of TEKBILT, Inc. related to EZ Touch™, a multi-denominational, multi-lingual gaming device offering players various themes on a multi-game platform with bonus features and progressive jackpots. The distribution rights are exclusive only to North America, including all cruise ships departing therefrom. In exchange for these rights, the Company has agreed to, among other things, provide sales and support staff for, market and demonstrate and provide training for the products. The agreement has a term of five years with automatic one-year renewals unless the agreement is otherwise terminated in advance by one of the parties as provided for in the agreement. In conjunction with the distributor agreement, TEKBILT, Inc. has agreed to repurchase the first 100 products purchased by the Company in the event the Company is not successful in marketing the products. In exercising its rights to have TEKBILT, Inc. repurchase the products, the Company would waive the exclusive nature of its distribution rights.

Employees

        As of December 31, 2001, the Company employed 111 persons, including 11 in direct sales and marketing, 10 in retail store sales, 23 in reconditioning, 25 in general and administrative functions (including accounting, credit, legal, compliance and human resources) and 42 in casino operations.

ITEM 2. DESCRIPTION OF PROPERTIES

        The Company's corporate offices and its reconditioning facilities are located in approximately 60,000 square feet of leased space in Las Vegas, Nevada. The Company pays monthly rent of approximately $47,000 pursuant to leases expiring through December 31, 2004. The Company considers the facilities as adequate and suitable for the purposes they serve.

        In addition to the Company's lease of its corporate offices and reconditioning facilities, the Company owns approximately .15 acres located in Reno, Nevada with respect to Rocky's Sports Pub and Grill. Although the Company initially leased back the real property, the Company terminated the lease-back arrangement in January 2001 upon the receipt of the relevant approvals from the Nevada Gaming Authorities.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a materially adverse effect on its business. One of the Company's significant customers filed for bankruptcy protection and brought suit against the Company in October 2001. This suit was settled in 2001. See Note 9 to the Company's Consolidated Financial Statements included in Part IV, Item 14.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock has traded on the Nasdaq SmallCap market since the approval by Nasdaq of the Company's application for listing on March 8, 2000, and trades under the symbol PDSG. The following table sets forth the high and low bid information for the common stock as reported by Nasdaq for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up or markdown or commissions, and do not necessarily represent actual transactions:

	Price Range of Common Stock
	2001		2000
	High	Low	High	Low
First Quarter	$2.37	$1.22	$1.88	$1.06
Second Quarter	5.29	1.94	1.50	1.06
Third Quarter	5.29	1.58	2.69	1.25
Fourth Quarter	3.65	2.32	2.30	1.13

        As of March 1, 2002, the Company's common stock was held by 46 holders of record and an estimated 1,400 additional beneficial owners.

        No dividends were paid during the periods indicated. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. Certain of the Company's financing agreements restrict the payment of dividends. For additional information on restrictions on the payment of dividends, see Note 4 to the Company's Consolidated Financial Statements included in Part IV, Item 14.

Unregistered Issuances of Securities

        In December 2001, the Company issued warrants to purchase 181,700 shares of its common stock to a third party in conjunction with an agreement with said third party. The warrants have an exercise price of $3.20 per share and are exercisable for five years. The Company did not receive any cash proceeds from the issuance of the warrants and did not engage any underwriters with respect to the issuance of the warrants. The issuance was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

        The table below sets forth selected consolidated financial data for the periods indicated, derived from the Company's consolidated financial statements. The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes to the financial statements appearing elsewhere.

	Years Ended December 31
Income Statement Data
	2001	2000	1999	1998	1997
	(in thousands, except per share and number of shares data)
Revenues:
Equipment sales and sales-type leases	$14,994	$32,787	$13,845	$24,486	$31,962
Operating leases rentals	11,142	10,497	12,426	6,750	11,406
Finance income	10,912	7,509	5,511	3,033	1,575
Fee income	4,753	2,107	3,697	1,746	2,670
Casino	1,492

	43,293	52,900	35,479	36,015	47,613

Costs and expenses:
Equipment sales and sales-type leases	14,344	29,203	13,362	20,643	28,777
Depreciation on operating leases	7,642	8,217	8,773	4,931	8,589
Interest	9,704	8,358	8,133	5,062	4,260
Casino	1,406
Selling, general and administrative	8,301	5,677	4,810	4,681	3,840
Collection and asset impairment provisions	147	212	1,395	123	628

	41,544	51,667	36,473	35,440	46,094

Income (loss) before income taxes (benefit)	1,749	1,233	(994)	575	1,519
Income taxes (benefit)	794	505	(260)	219	577

Income (loss) before extraordinary item	955	728	(734)	356	942
Extraordinary item, net of tax	475

Net income (loss)	$1,430	$728	$(734)	$356	$942

Net income (loss) per common share:
Basic	$0.38	$0.20	$(0.20)	$0.10	$0.30
Diluted	0.37	0.20	(0.20)	0.09	0.28
Weighted average shares outstanding
Basic	3,730,000	3,711,000	3,684,000	3,611,000	3,184,000
Diluted	3,880,000	3,730,000	3,684,000	3,784,000	3,620,000
Balance Sheet Data
Total assets	$85,387	$84,301	$108,033	$79,629	$39,964
Notes payable and subordinated debt	64,806	60,378	79,872	50,670	27,536

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is engaged in the business of leasing and other financing of gaming equipment and supplying used and reconditioned gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative. The Company also reconditions, sells and distributes used and other gaming devices and products through Casino Slot Exchange® to complement its leasing and financing activities and to generate equipment sales. During 1999, the Company expanded its focus beyond providing reconditioned slot and video gaming devices to include new types of table games on its licensed DCS™ platform, and, as a result, the Company formed its Table Games Division in 2000. In early 2001, the Company received a non-restricted gaming license to operate The Gambler, now known as Rocky's Sports Pub and Grill, in Reno, Nevada, and formed its Casino Operations Division.

STRATEGY

        The Company's strategy is to increase recurring revenues and cash flows through its operating divisions and by acquiring and operating casinos. In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties for fee income. In some of its transactions, the Company holds the leases or notes for a period of time after origination or retains a partial ownership interest in the leases or notes. The Company believes its ability, through its Casino Slot Exchange® division, to remarket used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. The Company's access to lower cost financing and equipment, industry knowledge and presence in multiple jurisdictions provide advantages identifying casino ownership opportunities. The following schedule shows the amount of leases and collateralized equipment loans ("financing transactions") originated (in thousands):

	2001	2000	1999
Financing transactions originated and sold to third parties for fee income	$1,000	$14,500	$22,400
Financing transactions originated for the Company's portfolio	43,088	13,900	58,400

	$44,088	$28,400	$80,800

ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. The most significant estimates are those involving residual values, collectibility of notes, accounts and leases receivable and valuation of equipment held for sale or lease.

        The following is a summary of what management believes are the critical accounting policies related to the Company. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain.

See Note 1, "Summary of Significant Accounting Policies," to the Company's Consolidated Financial Statements included in Part IV, Item 14 for a more detailed discussion of the Company's accounting policies.

        Revenue and Cost Recognition.    The Company records revenue, primarily, in accordance with SFAS No. 13, Accounting for Leases, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, along with other related guidance under generally accepted accounting principles and other regulatory guidance related to revenue recognition applicable to its other business segments.

        The Company's leasing activities include operating, direct finance, sales-type and leveraged leases. For all types of leases, the determination of profit considers the estimated value of equipment at lease termination, referred to as the residual value. The issues specific to operating, direct finance, sales-type and leveraged leases are as follows:

  •
  For operating leases, revenue and depreciation on the leased equipment are recorded on the straight-line method over the term of the lease.

  •
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

  •
  Investment in leveraged leases consists of rentals receivable (net of principal and interest on nonrecourse debt), plus the estimated residual values of the equipment and minus unearned income that is recognized at a constant percentage return on the investment over the lease term.

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

        Reserves For Losses.    An allowance for losses is maintained at levels determined by the Company's management to adequately provide for collection losses and any other-than-temporary declines in other asset values. In determining losses, the Company's management considers economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Management reviews the Company's assets on a quarterly basis to determine the adequacy of the allowances for losses.

RESULTS OF OPERATIONS

        During 2001, 2000 and 1999, the Company had net income (loss) of $1,430,000, $728,000 and ($734,000), respectively, on revenues of $43.3 million in 2001, $52.9 million in 2000 and $35.5 million in 1999.

        The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, changes in the gaming industry which affect the demand for used and reconditioned gaming devices sold by the Company's Casino Slot Exchange® division, economic conditions in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt experience and the level of fee income obtained through the sale of leases or financing transactions.

        The Company's quarterly operating results, including net income, have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. 2001 and 2000 are no exception. Transactions, including individually significant ones, can be in the negotiation and documentation stages for several months, and recognition of the resulting revenue and fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other period.

        The results of operations for 2001 and 2000, as compared to 1999, reflect:

  •
  Higher finance and lease margins and fee income, partially offset by lower sales-type leases and equipment sales.

  •
  During 2001, selling, general and administrative expenses increased by $2.6 million from 2000, due to following:

  •
  Increased investment of $883,000 in the Table Games Division

  •
  Increased depreciation and amortization of $468,000 related to gaming operations and licensing

  •
  Increased payroll, rent and other costs of $350,000 related to the acquisition of Casino Slot Exchange® retail locations

  •
  Legal fees and settlement costs of $355,000 associated with the bankruptcy of the Company's most significant customer and the resolution of a series of claims among the interested parties

  •
  Increase in payroll and related costs of $348,000 from the expansion of the management team and additional administrative staff

  •
  Costs of $225,000 associated with the Senior Subordinated Debt exchange offer

  •
  During 2000, selling, general and administrative expenses increased $867,000 from 1999, due in part to the following:

  •
  Prepayment discounts of $359,000 on notes receivable

  •
  Investment of $517,000 in the Table Games Division

        The following information is derived from the Company's Consolidated Statements of Income (Loss) appearing on page F-4 of Part IV, Item 14, and is presented solely to facilitate the discussion of results of operations that follows (in thousands):

	Condensed Consolidated Statements of Income For the Years Ended December 31,			Condensed Consolidated Statements of Income For the Years Ended December 31,
			The Effect on Net Income of Changes Between Years			The Effect on Net Income of Changes Between Years
	2001	2000		2000	1999
Equipment sales and sales-type leases gross margin	$650	$3,584	$(2,934)	$3,584	$483	$3,101
Finance and lease gross margin	14,412	9,789	4,623	9,789	9,164	625
Fee income	4,753	2,107	2,646	2,107	3,697	(1,590)
Interest expense	(9,704)	(8,358)	(1,346)	(8,358)	(8,133)	(225)
Casino gross margin	86	—	86	—	—	—
Selling, general and administrative	(8,301)	(5,677)	(2,624)	(5,677)	(4,810)	(867)
Collection and asset impairment provisions	(147)	(212)	65	(212)	(1,395)	1,183

Income (loss) before income taxes	$1,749	$1,233	$516	$1,233	$(994)	$2,227

EQUIPMENT SALES AND SALES-TYPE LEASES

        Revenue from equipment sales and sales-type leases totaled $15.0 million in 2001, $32.8 million in 2000 and $13.8 million in 1999. Such revenues include sales of both equipment under operating leases for cash or financed through the Finance and Lease division and used and reconditioned gaming devices by the Company's Casino Slot Exchange® division, and are further described by division as follows:

	Years Ended December 31,
Finance and Lease Division
	2001	2000	1999
	(in thousands)
Revenues:
Sales-type leases	$—	$18,340	$—
Sale of equipment at lease termination	4,957	4,177	—

	4,957	22,517	—

Cost of goods sold:
Sales-type leases	—	15,568	—
Sale of equipment at lease termination	4,469	3,906	—

	4,469	19,474	—

Finance and Lease Division gross margin	$488	$3,043	$—

        The Company realizes sales-type lease and equipment sales gross margin when a lessee purchases leased equipment (1) that the Company finances via a sales-type lease (reported as "sales-type leases revenue") and (2) for which the Company is paid cash or receives a promissory note (reported as "equipment sales revenue"). These gains generally arise upon lease termination in two ways:

  •
  The Company's operating lease agreements generally provide the lessee with the option to purchase the leased equipment upon lease expiration at its then fair market value. The Company realizes a gain when the lessee acquires the equipment for fair market value in excess of the Company's residual carrying value; and

  •
  An existing lessee chooses to terminate a lease prior to its scheduled expiration. The lessee is generally required to pay the Company an amount in excess of its carrying value in such situations.

        As indicated by the above table, there were no sales of equipment at lease expiration or sales-type leases during 1999.

	Years Ended December 31,
Casino Slot Exchange® Division
	2001	2000	1999
	(in thousands)
Revenues:
Sales-type leases	$1,019	$4,698	$7,699
Equipment sales	9,018	5,572	6,146

	10,037	10,270	13,845

Costs and expenses:
Sales-type leases	807	3,791	6,622
Equipment sales	9,068	5,938	6,740

	9,875	9,729	13,362

Casino Slot Exchange® gross margin	$162	$541	$483

        Casino Slot Exchange® revenues represent the sale or financing under a sales-type lease to an end-user of used and reconditioned gaming equipment. During 2001 and 2000, the Company focused its attention on narrowing its product lines and reducing inventory levels. In 2001 and 2000, unlike previous years, the gaming devices sold through Casino Slot Exchange® are often shipped to the customer with little or no reconditioning efforts on the part of the Company. Consequently, the per unit cost and price for each gaming device is less than would be in the case of a fully reconditioned game. This had the effect of reducing revenues per unit while increasing unit sales (5,900 units in 2001, 5,500 units in 2000 and 5,300 units in 1999, respectively). Due to this strategy, inventory levels decreased to $4.9 million in 2001 compared to $7.0 million in 2000 and $6.6 million in 1999. In addition, the Company recorded reserves in the amount of $500,000 in 2001 and $669,000 in 1999 for gaming devices for which market demand had declined. No such loss was recorded in 2000, and the Company believes that reserves are adequate as of December 31, 2001.

FINANCE AND LEASE GROSS MARGIN

        Finance and lease gross margin consists of the following (in thousands):

	Years Ended December 31
	2001	2000	1999
Operating lease rentals	$11,142	$10,497	$12,426
Finance income	10,912	7,509	5,511
Depreciation on operating leases	(7,642)	(8,217)	(8,773)

	$14,412	$9,789	$9,164

        The Company's portfolio of operating leases, direct finance leases and collateralized equipment loans are summarized as follows at December 31 (in thousands):

	2001	2000	1999
Notes receivable, net	$10,819	$12,036	$22,614
Investment in direct financing leases	32,668	31,672	17,172
Leveraged leases, net		4,752	3,528
Equipment under operating leases, net	22,613	14,347	41,287

	$66,100	$62,807	$84,601

        Finance and lease gross margin increased in 2001, primarily due the acceleration of collateralized residual profits related to defaulted leases of $3.5 million and an increase in operating lease margin of $1.2 million or 54% from $2.3 million in 2000 to $3.5 million in 2001. The increase in operating lease gross margin is due to a larger portfolio in 2001 and our normal recurring portfolio review that resulted in acceleration of depreciation on certain leases in 2000.

        The increase in finance and lease gross margin from 1999 to 2000 was primarily due to the Company's larger investment in direct finance leases. This increase was partially offset by a decrease in the Company's operating lease and notes receivable portfolio, due to leases coming to maturity during the year and early payoffs on notes receivable.

FEE INCOME

        Fee income primarily includes commissions earned for arranging financing between unrelated parties and for financial advisory services. Fee income also includes gross profit from the sale to third parties of the Company's interests in notes receivable and direct finance leases. Upon sale, the Company records fee income equal to the difference between the sales price and the carrying value of the related asset. Fee income has historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of the subsequent sale of notes receivable and direct finance leases.

        Fee income increased in 2001 to $4.8 million compared to $2.1 million in 2000. The increase of $2.7 million is due to an increase in financial advisory services primarily performed for interested parties in the bankruptcy of the Company's most significant customer.

        Fee income decreased in 2000 from $3.7 million in 1999 to $2.1 million as less financing transactions were sold to third parties. Fee income was higher in 1999 as more financing transactions were sold to third parties including transactions with one customer that resulted in approximately 45% of the year's fee income.

INTEREST EXPENSE

        Consistent with the Company's strategy to grow its lease and notes receivable portfolio, interest expense increased in 2001 as a result of higher levels of borrowing. Interest expense also increased slightly in 2000 due to higher levels of borrowing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The increase in selling, general and administrative expenses in 2001 compared to 2000 reflects the Company's strategy to diversify and related investment in management personnel, increases in the Company's investment in new assets and personnel and nonrecurring expenses. The Company increased its investment, primarily due to engineering, sales and marketing costs, in the Table Games Division, year over year, by $883,000. In addition, late in 2000, the Company broadened its management team and 2001 reflects a full year of higher payroll and related costs of $398,000. In June 2001, the Company purchased three retail locations to complement its Casino Slot Exchange® Division. The increase in payroll and rent was $350,000. The Company closed one location as of January 2002 for underperformance. Finally, as the Company continues to seek licensure in new gaming jurisdictions, costs associated with licensing and product approval have increased $468,000 for 2001. Nonrecurring expenses of $355,000 consisted of $335,000 in legal fees and $20,000 in settlement costs associated with the bankruptcy of the Company's most significant customer in 2001 and related settlement negotiations. The case has been settled as of December 31, 2001, and the Company anticipates no further costs will be incurred as it relates to this matter. In addition, in 2001, the Company offered holders of its 10% Senior Subordinated Debt to exchange for 12% Senior Subordinated Debt. The cost of this offering was $225,000.

        The increase in selling, general and administrative expenses in 2000 compared to 1999 primarily reflects an increase in payroll and related costs associated with the Table Games Division of approximately $517,000 and prepayment discounts on notes receivable in the amount of $359,000.

COLLECTION AND ASSET IMPAIRMENT PROVISIONS

        The collection and asset impairment provisions represent the Company's estimate of the amounts expected to be lost related to specific accounts, including estimated losses on future non-cancelable lease rentals and notes receivable. In 2001, provisions made for one significant customer in 1999 and 2000 were reversed as the financial condition of the customer improved significantly. The receivables from this customer were collected in full in March 2002. The 2000 and 1999 provisions reflect one customer and three customers, respectively, that defaulted under their financing agreements.

INCOME TAXES

        The Company's effective tax rate was approximately 45% and 41% for 2001 and 2000. The effective rate for 2001 is higher than the federal statutory rate of 34% due primarily to non-deductible amortization of asset/loan acquisition costs acquired through the issuance of warrants.

        The Company's effective tax benefit rate was approximately 26% for 1999, and is lower than the federal statutory rate of 34% due to the effect of the reversal of temporary differences at other than the originally expected effective rates, net of non-deductible amortization.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, the Company had $4.1 million in cash and cash equivalents, and $6.8 million in availability on lines of credit. The Company's unrestricted cash and cash equivalents totaled $4.1 million at December 31, 2001, compared to $2.0 million at December 31, 2000. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries. Payments under the Company's borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings. The Company manages its portfolio to optimize concentration among customers or geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company. At December 31, 2001, the Company had commitments for capital expenditures for approximately $900,000 relating to Rocky's.

        The Company prepares its balance sheet in an unclassified format, as is customary in its industry, because the working capital concept is not particularly meaningful for its business. However, if the

Company did prepare a classified balance sheet, the components of working capital, with the changes therein, would be presented as shown in the following table. The following table presents the components of consolidated working capital at December 31, 2001 and 2000 in (thousands):

	Balance at December 31,
	2001	2000	Change
Cash and cash equivalents	$4,086	$2,033	$2,053
Current portion of notes and lease receivables, net	14,773	18,433	(3,660)
Current payments due from equipment under operating leases	9,621	6,230	3,391
Equipment held for sale or lease	4,941	6,961	(2,020)
Other current assets	3,509	6,832	(3,323)

Total current assets	36,930	40,489	(3,559)

Customer deposits	2,147	7,816	(5,669)
Current portion of notes payable and subordinated debt	20,302	27,984	(7,682)
Accounts payable and other accrued expenses	5,353	5,071	282

Total current liabilities	27,802	40,871	(13,069)

Net working capital (deficit)	$9,128	$(382)	$9,510

        The primary fluctuations in specific assets and liabilities in 2001 over 2000 were: (i) early extinguishment of debt, (ii) settlement of claims related to a significant customer in bankruptcy (see Note 9 to the Company's Consolidated Financial Statements included in Part IV, Item 14 for a description of the settlement), (iii) reductions in customer deposits and debt related to a significant customer in bankruptcy, (iv) a net decrease in accounts and notes receivable from cash collections and decreases in bad debt reserves, (v) scheduled debt repayments and (vi) the corresponding impact of the above-listed items on cash and cash equivalents.

Cash Flow

        Net cash provided by operating activities amounted to $11.8 million in 2001 compared to $14.2 million in 2000. The lower level of cash provided by operating activities in 2001 primarily resulted from lower collections on notes receivable and direct financing leases and less proceeds from the sales of direct financing leases, partially offset by the origination of direct financing leases.

        During the year ended December 31, 2001, the cash provided to the Company through its investing activities increased from $2.3 million in 2000 to $4.0 million in 2001. This increase is primarily a result of the settlement of claims from a significant customer in bankruptcy offset by purchases of equipment for the Company's operating lease portfolio.

        See Note 4 to the Company's Consolidated Financial Statements included in Part IV, Item 14 for a description of the Company's debt financing.

        The Company's current financial resources, including estimated cash flows from future operations and the lines of credit which total approximately $12.1 million (of which $6.8 million is available as of December 31, 2001), are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities described above, the Company has developed a network of financial institutions from which it borrows money related to specific financial transactions and to which it sells financial transactions on a regular basis.

        Inflation has not had a significant impact on the Company's operations.

FORWARD-LOOKING STATEMENTS

        Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; uncertainty of market acceptance of the Company's Table Games Division, operating lease program or Casino Slot Exchange®; unproven performance of Rocky's, the only property of the Company's newly-formed Casino Operations Division; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers; the risk of default by the Company's customers with respect to its financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

CAUTIONARY STATEMENTS

        As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important risk factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in the forward-looking statements made in this document and elsewhere by or on behalf of the Company.

        Strict Regulation by Gaming Authorities.    Financing gaming equipment and supplying reconditioned gaming machines to casino operators in the United States are subject to strict regulation under various state, county and municipal laws. The Company and its required officers and certain shareholders have received the necessary licenses, permits and authorizations required to own and distribute gaming machines in Nevada, New Jersey, Mississippi, Colorado, Iowa, Indiana, Illinois, New Mexico, Minnesota and Washington. Additionally, the Company has received its slot route operator's and operator's licenses in Nevada. Failure of the Company or any of its key personnel to obtain or maintain the requisite licenses, permits and authorizations would have a materially adverse effect on the Company. Expansion of the Company's activities may be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which the Company's licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on its future operations.

        Competition.    In recent years, the Company has focused primarily on providing financing to the gaming industry and, since late 1997, supplying reconditioned gaming machines to casino operators in the United States. In the gaming equipment financing market, the Company competes primarily with equipment manufacturers and to a lesser extent with leasing companies, commercial banks and other financial institutions. Certain of the Company's competitors are significantly larger and have substantially greater resources than the Company. With respect to the sales of reconditioned gaming machines, the Company competes primarily against equipment manufacturers and smaller distributors. It is possible that new competitors may engage in gaming equipment financing or the distribution of reconditioned gaming machines, some of which may have licenses to own or sell gaming equipment and have greater financial resources than the Company. With regard to casino operations, gaming of all types is available throughout Nevada, including many locations that compete directly or indirectly with Rocky's in Reno, Nevada. The operation of casinos is a highly competitive business. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Significant competition encountered by the Company may have a materially adverse effect on the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

        Demand for the Company's Products and Services.    The Company believes that its ability to increase revenues, cash flow and profitability will depend, in part, upon continued market acceptance of the Company's products and services, particularly operating leases and Casino Slot Exchange®. There can be no assurance that the market acceptance of the Company's products and services will continue. Changes in market conditions in the gaming industry and in the financial condition of casino operators, such as consolidation within the industry or other factors, could limit or diminish market acceptance of these products and services. Historically, the Company has experienced significant nonrecurring revenues in connection with its financing and sales of gaming equipment to casino operators. The Company has attracted new customers to replace these nonrecurring revenues. Insufficient market acceptance of the Company's products and services or a decline in the public acceptance of gaming could have a materially adverse effect on the Company's business, financial condition and results of operations.

        Continued Availability of Adequate Financing.    The amount and number of financing transactions that can be originated by the Company are directly dependent upon and limited by its ability to fund such transactions, either through the sale of such transactions to institutional investors or through the Company's working capital, lines of credit and other financing sources. In addition, the Company desires to hold a greater volume of transactions, particularly leases, in its portfolio. There is no assurance that the Company's present funding sources will be willing to purchase future transactions, expand existing lines of credit, or continue to provide the Company with a source of funds under acceptable terms. Further, there can be no assurance that the Company would be able to locate new funding sources, if needed. As a result, funding for the Company's transactions may not be available on acceptable terms or on a timely basis, if at all. The inability of the Company to obtain suitable and timely funding for its transactions could have a materially adverse effect on the Company's operations.

        Ability to Recover Investment in Equipment.    The gaming equipment leased under operating leases by the Company and the inventory of gaming devices represents a substantial portion of the Company's capital. Under the operating leases, the Company retains title to the gaming equipment and assumes the risk of not recovering its entire investment in the gaming equipment through either re-leasing or selling the gaming equipment. At the inception of each operating lease, the Company estimates the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The actual residual value realized may differ from the estimated residual value, resulting in a gain or loss when the leased equipment is sold or re-leased at the end of the lease term. The inability to re-lease or sell the gaming equipment on favorable terms could have a materially adverse effect on the Company.

        The Company also engages in the purchase, reconditioning and resale of used gaming devices. There can be no assurances that the Company will be able to recover its cost of such gaming devices, and the failure to do so could have a materially adverse effect on the Company.

        Risks Relating to Casino Slot Exchange®. Casino Slot Exchange®, which the Company established in 1997, is subject to various risks, including the inability to find adequate sources of used gaming machines, the inability to obtain or delays in obtaining parts necessary to refurbish used gaming machines, competitors' control over the supply of certain parts and changes in demand and other market conditions relating to refurbished gaming machines, the occurrence of any of which could have a materially adverse effect on the Company.

        Risks Relating to Financing Transactions.    The Company has funded selected gaming equipment transactions entirely with its own working capital or with borrowed funds rather than immediately selling the transactions to institutional investors. In certain situations, the Company retains a portion of the transactions it originates. This approach requires substantial capital and places the Company at risk for its investment in the transactions, which may subject the Company to greater loss in the event of a default by the lessee or borrower, or an inability to sell the transactions to institutional investors after a period of temporary investment by the Company. In connection with its financing transactions, the Company's level of risk depends primarily on the creditworthiness of the lessee or borrower and the underlying collateral.

        In addition, the Company has provided, and may provide in the future, financing to Native American tribes. Native American tribes in the United States generally enjoy sovereign immunity from lawsuits, similar to that of the United States government. Although the Company generally obtains a waiver of sovereign immunity, there can be no assurance that a tribe will not assert sovereign immunity, even if such right has been waived. The law regarding sovereign immunity is unsettled. If any Native American tribe defaults and successfully asserts its right of sovereign immunity, the Company's ability to recover its investment and originate and sell future Native American gaming transactions could be materially adversely affected.

        No assurance can be given that the Company will not incur significant losses with respect to financing transactions in the future, or that such losses will not have a materially adverse effect on the Company's financial condition.

        Risks Relating to Table Games.    The Table Games Division, which the Company established during 2000, has as its core product the Digital Card System® gaming devices. The Company has a limited operating history with the product and this new technology and is subject to various risks, including but not limited to:

  •
  The ability of the Company to acquire the regulatory approvals needed in certain gaming jurisdictions to market and distribute the product or products,

  •
  The demand or market acceptance of the product or products, and

  •
  Other market conditions related to the technology.

        The inability of the Company to overcome any of the above risks could have a materially adverse effect on the Company's ability to realize its future prospects in table games.

        Dependence on Current Management.    The Company's success is largely dependent on the efforts of Johan P. Finley, its founder and Chief Executive Officer. Although the Company maintains $2 million of "key person" life insurance and has an employment agreement with Mr. Finley, the loss of Mr. Finley's services could have a materially adverse effect on the Company's business.

        Potential Fluctuations in Results.    The Company's quarterly results have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon the completion of brokered transactions. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other interim period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Control by Current Management.    Johan P. Finley, the Company's founder and Chief Executive Officer, owns approximately 24% of the Company's outstanding common stock. In addition, Mr. Finley's wife and children own approximately 7% of the Company's outstanding common stock. Thus, Mr. Finley effectively controls the election of all members of the Company's Board of Directors and determines all corporate actions. Such ownership may discourage acquisition of large blocks of the Company's securities and may depress the price of the common stock and have an anti-takeover effect.

        Anti-Takeover Provisions; Preferred Stock.    The Company's Amended and Restated Articles of Incorporation provide that no investor may become a holder of 5% or more of the Company's stock without first agreeing to consent to a background investigation, provide a financial statement and respond to questions from gaming regulators. Such ownership limitations may discourage acquisition of large blocks of the Company's equity securities, may depress the price of the Company's common stock and have an anti-takeover effect.

        The Company's Amended and Restated Articles of Incorporation authorize the Board of Directors to issue preferred stock and establish the rights and preferences of such shares without stockholder approval. The voting rights of the preferred stock may be greater than the voting rights of common stock in certain circumstances, and thus the issuance of preferred stock may diminish the voting power of holders of common stock and make it more difficult for a third party to acquire the Company.

        The Company's directors are subject to investigation and review by gaming regulators in jurisdictions in which the Company is licensed or has applied for a license. Such investigation and review of the Company's directors may have an anti-takeover effect.

        As a Minnesota corporation, the Company is subject to certain "anti-takeover" provisions of the Minnesota Business Corporation Act. These provisions and the power to issue additional stock and to establish separate classes or series of stock may, in certain circumstances, deter or discourage takeover attempts and other changes in control of the Company not approved by the Board.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements, including notes thereto, are listed in Part IV, Item 14 of this report and are included after the signature page beginning on page F-1. The Company's supplementary financial data is contained in Note 13 to the Company's Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

(b)
Reports on Form 8-K

        During the quarter ended December 31, 2001, no reports on Form 8-K were filed by the Company.

(c)
Exhibits

        Included as Exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record, as of the record date for its 2002 Annual Meeting of Shareholders, a copy of any of the exhibits listed below upon payment of $0.25 per page.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation dated September 21, 1993(4)
3.2	Articles of Amendment to Articles of Incorporation dated February 24, 1994(4)
3.3	Articles of Amendment to Articles of Incorporation dated April 26, 1994(4)
3.4	Articles of Amendment of Amended and Restated Articles of Incorporation dated May 3, 1995(4)
3.5	Bylaws of the Registrant(1)
3.6	Certificate of Designation of Preferred Stock dated March 30, 1998 and filed as of April 7, 1998(13)
3.7	Amended and Restated Bylaws dated May 12, 2000
3.8	Articles of Amendment to Articles of Incorporation dated May 14, 2001(14)
4.1	Specimen of Common Stock Certificate(1)
4.2	Indenture, between PDS Financial Corporation and U.S. Bank Trust National Association for the Registrant's 10% Senior Subordinated Notes Due July 1, 2004(5)
4.3	Indenture between PDS Gaming Corporation and U.S. Bank Trust National Association for the Registrant's 12% Senior Subordinated Notes Due July 1, 2007(15)
10.1	Industrial Real Estate Lease dated April 29, 1997, between the Registrant, as Tenant, and Patrick Commerce Center, LLC, as Landlord(4)
10.2	1993 Stock Option Plan, as amended(1)
10.3	Form of Incentive Stock Option Agreement(1)
10.4	Form of Non-Qualified Stock Option Agreement(1)
10.5	Employment Agreement between the Registrant and Johan P. Finley, dated February 1, 1998(1)
10.6	Employment Agreement between the Registrant and Peter D. Cleary, dated September 18, 1995(3)
10.7	Employment Agreement between the Registrant and Lona M. B. Finley, dated March 1, 1994(1)
10.8	Employment Agreement between the Registrant and Joe S. Rolston IV, dated March 9, 1999 and effective March 29, 1999(12)
10.9	Form of Tax Indemnification Agreement between the Registrant and Johan P. Finley(1)
10.10	Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as lender, and the Registrant as Borrower(6)
10.11	Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as lender, and PDS Financial Corporation-Nevada, as Borrower(6)
10.12	Master Loan Agreement, dated December 15, 1998, by and among the Registrant, PDS Financial Corporation-Nevada and Miller & Schroeder Investments Corporation(6)

10.13		Loan and Security Agreement, dated April 28, 1999 between SunWest Bank as Lender and PDS Financial Corporation-Nevada as Borrower(9)
10.14		Promissory Note, dated December 19, 2000, between U.S. Bank National Association, as lender, and PDS Financial Corporation, as borrower(12)
10.15		Master Revolving Line of Credit—Promissory Note by and among the Registrant, PDS Financial Corporation—Nevada and Nevada State Bank, dated April 22, 1999(9)
10.16		Master Loan Agreement, dated October 28, 1999, by and among the Registrant, PDS Financial Corporation-Nevada, PDS Financial Corporation-Mississippi, and Miller & Schroeder Investments Corporation(9)
10.17		Master Loan Agreement, dated October 28, 1999, by and among the Registrant, PDS Financial Corporation-Nevada and Miller & Schroeder Investments Corporation(9)
10.18		Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and between the Registrant and DigiDeal Corporation dated June 16, 1999(8)
10.19
Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights (Sovereign Nations) by and between the Registrant and DigiDeal Corporation dated June 16, 1999(8)
10.20
Amended and Restated Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and between the Registrant and DigiDeal Corporation, effective June 16, 1999 and dated September 7, 2000(12)
10.21		Deferred Compensation Plan, adopted February 4, 2000 and effective as of April 1, 2000(10)
10.22		Purchase Agreement by and among the Registrant, PDS Financial Corporation and C.J. Classics, Inc. dated June 12, 2000(11)
10.23	†
Amended and Restated Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and among the Registrant and DigiDeal Corporation, effective August 31, 1999 and dated February 23, 2001(12)
10.24
Amended and Restated Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights (Sovereign Nations) by and among the Registrant and DigiDeal Corporation, effective August 31, 1999 and dated February 23, 2001(13)
10.25	††	License Agreement, dated March 20, 2001, between Action Gaming, Inc. and the Registrant
10.26		Promissory Note, dated May 14, 2001, between U.S. Bank National Association, as lender, and PDS Financial Corporation, et. al., as borrower(16)
10.27		Loan and Security Agreement (Full Recourse), dated as of July 26, 2001, between SunWest Bank, as lender, and PDS Financial Corporation-Nevada, as borrower(17)
10.28
Loan Agreement, dated as of August 6, 2001, by and between Bremer Business Finance Corporation, as lead lender, and PDS Gaming Corporation, PDS Gaming Corporation-Nevada, PDS Financial Corporation-Mississippi and PDS Gaming Corporation-Colorado, as borrower(17)

10.29
Master Guidance Line Promissory Note, dated October 18, 2001, by PDS Gaming Corporation, PDS Gaming Corporation-Nevada, PDS Financial Corporation-Mississippi and PDS Gaming Corporation-Colorado in favor of First International Bank & Trust
10.30	††	Nonrecourse Proceeds Sharing Agreement, dated December 31, 2001, between Heller EMX, Inc. and the Registrant
10.31	††	Distributor Agreement, dated January 1, 2002, between TEKBILT, Inc. and the Registrant
10.32	††	Remarketing and Repurchase Agreement, dated January 11, 2002, between TEKBILT, Inc. and the Registrant
10.33		Credit Agreement, dated February 1, 2002, between Wells Fargo Bank, National Association, and the Registrant
10.34		Employment Agreement, dated February 28, 2002, between the Registrant and Peter D. Cleary
10.35		Employment Agreement, dated February 28, 2002, between the Registrant and Lona M. B. Finley
10.36		Employment Agreement, dated February 28, 2002, between the Registrant and Joe S. Rolston IV
10.37		Employment Agreement, dated February 28, 2002, between the Registrant and Martha Vlcek
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Accountants

Footnotes to Exhibit Index

(1)
Incorporated by reference to the Registrant's previously filed Registration Statement on Form SB-2 (No. 33-76948C)

(2)
Incorporated by reference to the Registrant's previously filed Registration Statement on Form SB-2 (No. 33-88692)

(3)
Incorporated by reference to the Registrant's previously filed Form 10-KSB for the year ended December 31, 1995

(4)
Incorporated by reference to the Registrant's previously filed Form 10-KSB for the year ended December 31, 1997

(5)
Incorporated by reference to the Registrant's Amendment No. 2 to its Registration Statement on Form SB-2 (No. 333-49199) previously filed on April 30, 1998

(6)
Incorporated by reference to the Registrant's Post-Effective Amendment No. 1 on Form S-3 to its Registration Statement on Form SB-2 (No. 333-49199) previously filed on March 24, 1999

(7)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended March 31, 1999

(8)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 1999

(9)
Incorporated by reference to the Registrant's previously filed Form 10-K for the year ended December 31, 1999

(10)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended March 31, 2000

(11)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 2000

(12)
Incorporated by reference to the Registrant's previously filed Form 10-K for the year ended December 31, 2000

(13)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended March 31, 2001

(14)
Incorporated by reference to the Registrant's Form 8-K previously filed on June 7, 2001

(15)
Incorporated by reference to the Registrant's Form T-3/A previously filed on June 21, 2001

(16)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended June 30, 2001

(17)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 2001

†
Confidential treatment has been granted with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Securities and Exchange Commission.

††
Confidential treatment has been requested with respect to certain portions of these agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION
Date: March 29, 2002	By:	/s/ JOHAN P. FINLEY Johan P. Finley Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Name		Title

By	/s/ JOHAN P. FINLEY Johan P. Finley	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)
By	/s/ PETER D. CLEARY Peter D. Cleary	President Chief Operating Officer Director
By	/s/ MARTHA VLCEK Martha Vlcek	Chief Financial Officer (Principal Financial & Accounting Officer)
By	/s/ PATRICK R. CRUZEN Patrick R. Cruzen	Director
By	/s/ JOEL M. KOONCE Joel M. Koonce	Director
By	/s/ JAMES L. MORRELL James L. Morrell	Director
By	/s/ LONA M. B. FINLEY Lona M. B. Finley	Director

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this report:
Page
Consolidated Financial Statements:
Reports of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of PDS Gaming Corporation:

        We have audited the accompanying consolidated balance sheets of PDS Gaming Corporation and Subsidiaries as of December 31, 2001 and 2000, and related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDS Gaming Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

PIERCY, BOWLER, TAYLOR & KERN
Certified Public Accountants and Business Advisors,
A Professional Corporation

Las Vegas, Nevada
February 13, 2002

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS:
Cash and cash equivalents	$4,086,000	$2,033,000
Notes, accounts and leases receivable, net of allowances	44,800,000	52,651,000
Equipment under operating leases, net	22,613,000	14,347,000
Equipment held for sale or lease	4,941,000	6,961,000
Other assets, net	8,947,000	8,309,000

	$85,387,000	$84,301,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable	$1,279,000	$1,418,000
Customer deposits	2,147,000	7,816,000
Notes payable	53,640,000	48,978,000
Subordinated debt	11,166,000	11,400,000
Accrued expenses and other	4,727,000	3,847,000

	72,959,000	73,459,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,745,872 and 3,714,485 shares issued and outstanding	37,000	37,000
Additional paid-in capital	11,712,000	11,556,000
Retained earnings (deficit)	679,000	(751,000)

	12,428,000	10,842,000

	$85,387,000	$84,301,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
REVENUES:
Equipment sales and sales-type leases	$14,994,000	$32,787,000	$13,845,000
Operating lease rentals	11,142,000	10,497,000	12,426,000
Finance income	10,912,000	7,509,000	5,511,000
Fee income	4,753,000	2,107,000	3,697,000
Casino	1,492,000

	43,293,000	52,900,000	35,479,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	14,344,000	29,203,000	13,362,000
Depreciation on operating leases	7,642,000	8,217,000	8,773,000
Interest	9,704,000	8,358,000	8,133,000
Casino	1,406,000
Selling, general and administrative	8,301,000	5,677,000	4,810,000
Collection and asset impairment provisions	147,000	212,000	1,395,000

	41,544,000	51,667,000	36,473,000

Income (loss) before income taxes (benefit)	1,749,000	1,233,000	(994,000)
Income taxes (benefit)	794,000	505,000	(260,000)

Income (loss) before extraordinary item	955,000	728,000	(734,000)
Extraordinary item—less applicable income tax of $395,000(a)	475,000

Net income (loss)	1,430,000	728,000	(734,000)
Other comprehensive income, net of tax			25,000

Comprehensive income (loss)	$1,430,000	$728,000	$(709,000)

Net income (loss) per share:
Basic	$0.38	$0.20	$(0.20)
Diluted	$0.37	$0.20	$(0.20)
Weighted average shares outstanding:
Basic	3,730,000	3,711,000	3,684,000
Diluted	3,880,000	3,730,000	3,684,000

(a)
$870,000 discount received on extinguishment of debt.

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-In Capital		Retained Earnings (Deficit)	Total
Balances, January 1, 1999	3,648,211	$36,000	$11,268,000	$(25,000)	$(745,000)	$10,534,000
Exercise of stock options, including tax benefit of $28,000	56,204	1,000	175,000			176,000
Issued pursuant to Employee Stock Purchase Plan	2,556		3,000			3,000
Issuance of stock purchase warrants			100,000			100,000
Unrealized holding gains on securities net of income taxes				25,000		25,000
Net loss					(734,000)	(734,000)

Balances, December 31, 1999	3,706,971	37,000	11,546,000		(1,479,000)	10,104,000
Issued pursuant to Employee Stock Purchase Plan	7,514		10,000			10,000
Net income					728,000	728,000

Balances, December 31, 2000	3,714,485	37,000	11,556,000		(751,000)	10,842,000
Exercise of stock options, including tax benefit of $25,000	22,500		57,000			57,000
Issued pursuant to Employee Stock Purchase Plan	8,887		19,000			19,000
Issuance of stock purchase warrants			80,000			80,000
Net income					1,430,000	1,430,000

Balances, December 31, 2001	3,745,872	$37,000	$11,712,000		$679,000	$12,428,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
OPERATING ACTIVITIES
Net cash provided by operating activities	$11,826,000	$14,230,000	$2,321,000

INVESTING ACTIVITIES
Proceeds from sale of equipment	23,205,000	2,884,000
Purchases of equipment for leasing	(19,216,000)	(436,000)	(129,000)
Other		(100,000)	(922,000)

Net cash provided by (used in) investing activities	3,989,000	2,348,000	(1,051,000)

FINANCING ACTIVITIES
Proceeds from borrowings	51,810,000	11,902,000	26,541,000
Repayment of borrowings	(65,648,000)	(32,148,000)	(26,499,000)
Reduction in restricted cash		2,831,000
Proceeds from exercise of stock options, warrants, and purchases under Employee Stock Purchase Plan	76,000	10,000	279,000

Net cash provided by (used in) financing activities	(13,762,000)	(17,405,000)	321,000

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	2,053,000	(827,000)	1,591,000
Balance, beginning of year	2,033,000	2,860,000	1,269,000

Balance, end of year	$4,086,000	$2,033,000	$2,860,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Business description and concentrations.    PDS Gaming Corporation and subsidiaries (the "Company") engages principally in the leasing and other financing of gaming equipment. The Company also reconditions and remarkets gaming equipment that it acquires at the end of the lease or through open market purchases. This reconditioning process and related sales and distribution effort (known as Casino Slot Exchange®, an operating division) is viewed by management as a complement to the Company's financing and leasing activities. The Company conducts its financing, leasing and sales activities in substantially all domestic United States gaming jurisdictions and, to a lesser extent, certain other countries, and could be affected by adverse changes in economic conditions in the United States and within the gaming industry.

        The Company manages its concentrations of credit risk by evaluating the credit worthiness of customers before extending credit, perfecting security interests, and initiating legal collection proceedings when necessary. In establishing an allowance for doubtful collection, the Company considers the customer, the relative strength of the Company's legal position, the value of the collateral, the related cost of any proceedings and general economic conditions. Obtaining access to the collateral may take several months and require significant costs. The maximum losses that the Company would incur if a customer failed to pay amounts would be limited to the carrying value after any allowances provided.

        The amount and number of financing transactions that can be originated by the Company are directly dependent upon and limited by its ability to fund such transactions, either through the sale of such transactions to institutional investors or through the Company's working capital, lines of credit and other financing sources. The majority of its originations each year are financed with a network of approximately ten lenders. A reduction in the number of available lenders, the number or size of transactions or the type of transactions that the lenders are willing to finance could adversely affect future operations.

        Historically, the Company has earned a substantial portion of its revenues from a few customers (Note 8) and has experienced significant nonrecurring revenues and fee income in connection with its business activities. A reduction in the number of these significant customers or volume of the transactions, or failure to replace the sources of the nonrecurring revenues and fee income, could also have an adverse affect on future operations.

        Principles of consolidation.    The consolidated financial statements include the accounts of PDS Gaming Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. For the Company, the most significant estimates are residual values, allowances for uncollectible notes, accounts and leases receivable and valuation of equipment held for sale or lease. Some of these estimates can be subject to material revision within the next year if there are changes in circumstances.

        Lease and financing revenue and cost recognition.    The Company's leasing activities include operating, direct finance, sales-type and leveraged leases. For all types of leases, the determination of profit considers the estimated value of equipment at lease termination, referred to as the residual value. For operating leases, revenue and depreciation on the leased equipment are recorded on the straight-line method over the term of the lease. Direct finance and sales-type leases are similar in that substantially all of the benefits and risks of ownership of the leased equipment are transferred to the lessee, and finance income is recognized at a constant percentage return on the asset carrying value. The carrying value consists of the present value of the future lease payments plus any unguaranteed residual, sometimes referred to herein as leases receivable. A dealer's profit or loss on the subject equipment is recognized at the inception of a sales-type lease. Investment in leveraged leases consists of rentals receivable (net of principal and interest on nonrecourse debt), plus the estimated residual values of the equipment and minus unearned income, which is recognized at a constant percentage return on the investment over the lease term. After the inception of a lease, the Company may discount or sell notes and future lease payments to reduce or recover its investment in the asset.

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

        Fee income.    Fee income includes primarily commissions earned for arranging financing between unrelated parties. The difference between the sale price and the carrying value of the notes and lease receivables sold is also included in fee income.

        Casino revenue.    Casino revenue is primarily the net win from gaming activities, which is the difference between gaming wins and losses.

        Cash equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash equivalents consist solely of investments in money market accounts.

        Other assets, net.    Property and equipment is included in this classification and consists primarily of furniture, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives. Also included are direct costs incurred in obtaining debt that are being amortized over the term of the underlying financing agreement using the interest method and costs to obtain licenses to own and distribute gaming devices and associated equipment that are amortized over three years on a straight-line basis. Management expects no material impact on its financial statements resulting from its adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, when effective in the year ending December 31, 2002.

        Allowances for losses.    Various allowances for losses are maintained at levels determined by management to adequately provide for any other-than-temporary declines in related asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

        Net income (loss) per share.    The Company calculated basic and diluted net income (loss) per share as follows for the years ended December 31:

	2001	2000	1999
Net income (loss), basic and diluted	$1,430,000	$728,000	$(734,000)

Per share amounts:
Basic	$0.38	$0.20	$(0.20)
Diluted	$0.37	$0.20	$(0.20)
Weighted average shares outstanding:
Basic	3,730,000	3,711,000	3,684,000
Effect of dilutive options	150,000	19,000

Diluted	3,880,000	3,730,000	3,684,000

        Options to purchase 406,000 shares of common stock and warrants to purchase 1,106,000 shares of common stock were not included in the computation of diluted earnings per share for 2001 because the options' and warrants' exercise prices were greater than the average market price of the common stock for the year. The weighted average exercise price for these options and warrants was $5.46 and $7.79, respectively, as of December 31, 2001. These options and warrants expire at various dates through 2011. Weighted-average exercise prices ($5.67 in 2000 and $7.65 in 1999) in excess of average market prices caused options and warrants to purchase common shares (1,981,000 in 2000 and 2,092,000 in 1999) to be excluded from the computation of diluted earnings in those years.

        Stock compensation.    The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

        Reclassifications.    Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2. NOTES, ACCOUNTS AND LEASES RECEIVABLE:

        Notes, accounts and leases receivable consist of the following as of December 31:

	2001	2000
Notes receivable bearing interest at 8.5% to 13.2%	$11,816,000	$13,659,000
Minimum direct finance lease payments	42,209,000	37,874,000
Leveraged leases, net		7,964,000

	54,025,000	59,497,000
Unearned lease income, direct finance leases	(9,573,000)	(6,658,000)
Unearned income, leveraged leases		(3,212,000)
Unamortized costs (discounts)	102,000	485,000

	44,554,000	50,112,000
Accounts and other	1,313,000	4,236,000
Allowance for uncollectible notes, accounts and leases	(1,067,000)	(1,697,000)

	$44,800,000	$52,651,000

        Notes and direct finance lease receivables are due in monthly installments, generally collateralized by casino-related equipment and furnishings.

        At December 31, 2001, future minimum payments receivable on notes and leases are as follows:

Year ending December 31,	Notes	Leases	Total
2002	$4,529,000	$10,244,000	$14,773,000
2003	7,237,000	7,322,000	14,559,000
2004	50,000	5,459,000	5,509,000
2005		3,121,000	3,121,000
2006		2,168,000	2,168,000
2007		13,895,000	13,895,000

	$11,816,000	$42,209,000	$54,025,000

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

        Included in the preceding tables are notes and leases receivable from two customers totaling $1,577,000 at December 31, 2000 upon which nominal or no payments were then being received. At December 31, 2000, specific allowances related to these customers totaled $1,030,000. There was no interest income earned (and received) on impaired notes receivable for 2000. During 2001, one of these customers defaulted and equipment was returned, resulting in utilization of allowances of $356,000. The financial condition of the other customer improved significantly in 2001, and it was determined that allowances in the amount of $1,243,000 were no longer required for that customer as of December 31, 2001.

        Changes in the allowance for uncollectible notes, accounts and lease receivables are as follows:

	2001	2000
Balance, beginning of year	$1,697,000	$2,338,000
Charge-offs, net of recoveries	(38,000)	(761,000)
Collection provision (reduction)	(592,000)	120,000

Balance, end of year	$1,067,000	$1,697,000

        The estimated fair value of notes and direct finance leases receivable approximates their carrying value. The fair value is estimated using discounted cash flow analysis and interest rates currently offered by the Company for obligations with similar terms and credit risk.

3. EQUIPMENT UNDER OPERATING LEASES:

        Equipment under operating leases consists of gaming equipment and casino/hotel-related equipment leased for periods ranging from 6 to 60 months as follows:

	2001	2000
Gaming and related	$32,760,000	$25,331,000
Impairment allowance		(297,000)
Less accumulated depreciation	(10,147,000)	(10,687,000)

	$22,613,000	$14,347,000

        Changes in the impairment allowance are as follows:

	2001	2000
Balance, beginning of year	$297,000	$400,000
Charge-offs, net of recoveries	(536,000)	(195,000)
Impairment provision	239,000	92,000

Balance, end of year	$—	$297,000

        In addition to impairment provisions made for equipment under operating leases, the Company recorded a charge of $500,000 for obsolete inventory held for sale or lease. Lessees generally have the future right to purchase the equipment for fair value at the termination of the lease.

        At December 31, 2001, future minimum lease payments to be received by the Company on operating leases for the years ending December 31, 2002 through 2006 are approximately $9,621,000, $6,871,000, $4,485,000, $793,000 and none, respectively.

4. NOTES PAYABLE AND SUBORDINATED DEBT:

        Notes payable consist of the following:

	2001	2000
Lines of credit with a maximum aggregate balance of $12,150,000 bearing interest at rates from 5.50% to 10.50%, secured by related investment in leases and equipment held for sale or lease:
Recourse	$5,440,000	$12,919,000
Non-recourse		4,616,000
Equipment notes bearing interest at rates from 7.13% to 15.08%, secured by related investment in leases:
Recourse	21,862,000	16,403,000
Non-recourse	26,723,000	15,952,000

	54,025,0000	49,890,000
Unamortized loan discounts	(385,000)	(912,000)

	$53,640,000	$48,978,000

        Principal and interest payments on recourse and nonrecourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the lessee under the leases that collateralize the notes payable. Under recourse financing, in the event of a default by a lessee, the lender has recourse against the lessee, the equipment serving as collateral and the Company as borrower. Under nonrecourse financing, in the event of a default by a lessee, the lender generally has recourse only against the lessee and the equipment serving as collateral, but not against the Company.

        The Company's line of credit agreements and subordinated debt restrict the payment of dividends. They also contain certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratios, cash flow coverage and minimum interest expense coverage.

        In May 1998, the Company issued $13,800,000 of 10% senior subordinated debt, due on July 1, 2004, that included 690,000 detachable stock purchase warrants with an exercise price of $12.25 valued at $690,000 ($206,000 unamortized as of December 31, 2001). Pursuant to the terms of the indenture, beginning July 1, 2000, a total of $2.1 million of the subordinated debt is randomly selected each year for mandatory redemption. In June 2001, the Company exchanged $2,205,000 of the 10% senior subordinated debt for an equal amount of newly-issued 12% senior subordinated debt that is due 25% in each of the four consecutive years beginning with the year ending December 31, 2004. Interest is payable quarterly. In addition to the four mandatory yearly redemptions, the Company may also redeem this subordinated debt, in part or in full, at any time at par plus accrued interest and any premium, if applicable. The entire unpaid principal balance and unpaid interest thereon is due and payable on July 1, 2004 and 2007, respectively.

        Principal payments on recourse and nonrecourse notes payable and subordinated debt, as of December 31, 2001, are due as follows:

Year ending December 31:	Recourse Notes Payable	Nonrecourse Notes Payable	Subordinated Debt	Total
2002	$7,976,000	$9,624,000	$2,702,000	$20,302,000
2003	4,608,000	7,438,000	3,150,000	15,196,000
2004	1,998,000	7,861,000	3,867,000	13,726,000
2005	621,000	1,800,000	551,000	2,972,000
2006	367,000	—	551,000	918,000
2007 and thereafter	11,732,000	—	551,000	12,283,000

	$27,302,000	$26,723,000	$11,372,000	$65,397,000

        The Company estimates that the fair value of its borrowings approximates the carrying value based on terms currently available.

5. INCOME TAXES:

        The following summarizes the components of deferred income taxes included in the Company's consolidated balance sheets under Accrued Expenses and Other at December 31, 2001 and Other Assets at December 31, 2000:

	2001	2000
Deferred tax assets:
Customer deposits and prepaid rent	$873,000	$1,092,000
Net operating loss carryforwards		1,042,000
Asset valuation allowances	240,000	429,000
Other	256,000	206,000

	1,369,000	2,769,000

Deferred tax liabilities:
Lease transactions	(1,514,000)	(1,960,000)
Initial direct costs	(113,000)	(267,000)

	(1,627,000)	(2,227,000)

Net deferred tax assets (liabilities)	$(258,000)	$542,000

        Income tax expense (benefit) is comprised as follows:

	2001	2000	1999
Current	$260,000	$71,000
Deferred	534,000	434,000	$(260,000)

	$794,000	$505,000	$(260,000)

        The difference between the normal federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:

	2001	2000	1999
Income taxes at federal statutory rate	$610,000	$419,000	$(338,000)
State income taxes, net of federal effect	36,000	28,000	(10,000)
Non-deductible amortization of costs	90,000	50,000	57,000
Other, net	58,000	8,000	31,000

	$794,000	$505,000	$(260,000)

6. STOCKHOLDER'S EQUITY:

        Stock Option Plan.    The Company established its 1993 Stock Option Plan (the "Plan") to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors (the "Committee"). The Plan provides that options granted thereunder may be either incentive stock options ("ISO's") or nonqualified stock options. At December 31, 2001, the maximum number of shares of common stock available for grant under the Plan was 1,600,000.

        Options may have a maximum term of up to ten years. The exercise price of ISO's granted under the Plan must be at least equal to the fair value of the common stock on the date of grant. The exercise price of nonqualified options must be at least equal to 85% of the fair value of the common stock on the date of grant. If an option expires, terminates or is canceled, the shares not purchased thereunder become available for additional option awards under the Plan. The Plan expires on April 1, 2003. Newly elected non-employee directors of the Company receive an initial grant of non-qualified options to purchase 10,000 shares of common stock upon election to the Board and an annual grant of non-qualified options to purchase 5,000 shares of common stock.

Option activity is summarized as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, December 31, 1998	231,000	769,000	$5.16
Granted	(258,000)	258,000	3.26
Exercised		(56,000)	2.60
Canceled	169,000	(169,000)	5.28

Balances, December 31, 1999	142,000	802,000	4.80
Granted	(326,000)	326,000	1.51
Canceled	233,000	(233,000)	5.01

Balances, December 31, 2000	49,000	895,000	3.49
Increases in number of shares available	250,000
Granted	(242,000)	242,000	3.01
Exercised		(23,000)	1.42
Canceled	133,000	(133,000)	2.31

Balances, December 31, 2001	190,000	981,000	$3.54

Options exercisable at December 31, 2001		426,000	$3.98

        The following table summarizes stock options outstanding at December 31, 2001:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$1.19 - $ 2.50	396,000	8.1	141,000	6.2
$2.51 - $ 5.00	462,000	7.0	211,000	4.4
$5.01 - $ 7.50	19,000	7.0	11,000	7.0
$7.51 - $10.04	104,000	7.0	63,000	7.0

	981,000		426,000

        At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.19—$10.04 and 7.4 years, respectively. Had the Company used the fair value-based method of accounting and recognized compensation expense over the vesting period as provided for in Statement of Financial Accounting Standards No. 123, Stock Based Compensation, net income and net income per share for 2001, 2000 and 1999 would have been as follows:

	2001	2000	1999
Pro forma net income (loss):
Basic and diluted	$960,000	$347,000	$(1,137,000)
Pro forma net income (loss) per share:
Basic	$0.26	$0.09	$(0.31)
Diluted	$0.25	$0.09	(0.31)

        The pro forma information above only includes stock options granted after December 31, 1994. Pro forma compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

        The weighted-average grant-date fair value of options granted was $1.09, $0.52 and $0.86 per option for 2001, 2000 and 1999, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the "Black-Scholes" option-pricing model and the following key assumptions:

	2001	2000	1999
Risk-free interest rate	3.7%	5.1%	6.3%
Expected life	5 years	5 years	5 years
Expected volatility	60%	60%	60%
Expected dividends	0	0	0

        Preferred Stock.    The Company's Articles of Incorporation, as amended, authorize the issuance of 2,000,000 shares of preferred stock, par value $0.01 per share. The rights, preferences and privileges of the authorized preferred shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

        Warrants.    In December 2001, the Company issued warrants to purchase 181,700 shares of common stock to a financial institution in connection with an agreement entered into between the two parties. As part of this agreement, warrants to purchase 181,700 shares of common stock that were issued to the financial institution in 1998, in partial consideration for the approval of a $25 million revolving line of credit, were cancelled. The warrants issued in 2001 are presently exercisable, have an exercise price of $3.20 per share and expire in 2006. The warrants issued in 1998 were exercisable when cancelled, had an exercise price of $4.66 per share and would have expired in 2003. The Company valued the warrants issued in 2001 at a total of $80,000, which was treated as debt issuance costs and expensed, with a corresponding entry to additional paid-in capital.

        In June 1999, the Company issued a warrant to purchase approximately 5% of the Company's common stock, or 184,000 shares of common stock, to DigiDeal Corporation ("DigiDeal") as part of its license of certain intellectual property rights from DigiDeal covered by an agreement for technology transfer, manufacture, distribution and affecting patent trademark and copyrights (the "Technology Agreement"). These warrants have an exercise price of $3.75 per share, expire in 2004 and are exercisable only upon the achievement of certain levels of revenues from Designated Products, as defined. An additional warrant was granted to DigiDeal Corporation for the right to purchase an additional 184,000 shares of common stock of the Company once revenues from Designated Products reach certain levels (2.5% upon achievement of each of two goals). The Company valued these warrants at a total of $100,000, which was treated as an asset, with a corresponding entry to additional paid-in capital, and will be amortized over the life of the Technology Agreement. The Company has reciprocal rights to purchase up to 10% of common shares of DigiDeal at $1.35 per share.

        In 1998, the Company issued 740,000 detachable stock purchase warrants as part of the Subordinated Debt offering. These warrants are presently exercisable, have an exercise price of $12.25 per share and expire in 2003. The Company valued these warrants at a total of $740,000, of which

$690,000 was treated as a debt discount, and $50,000 as deferred debt issue costs, with a corresponding entry to additional paid-in capital.

7. OTHER EMPLOYEE MATTERS:

        Benefit plans.    The Company maintains a contributory defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code and covers eligible employees. Company contributions are at the discretion of the Board of Directors, and are currently established as 50% of the employee's contribution up to a maximum employee contribution of 6% of the employee's earnings. The Company's contributions to the plan in 2001, 2000 and 1999 were not material.

        Employment agreements.    The Company has entered into employment agreements with five officers for periods ending from 2002 to 2003. Each of the agreements contain noncompete clauses which continue from one to two years following termination of employment. The agreements, among other things, provide for initial base salaries, benefits, payment of both performance and discretionary bonuses and "change of control" provisions. The agreements are automatically extended for additional one-year periods unless notice of nonextension is given.

8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:

        The financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts and notes receivable. Each of the Company's business segments conducts business in and the resulting receivables are concentrated in specific legalized gaming regions.

        As of December 31, 2001, the Company's three largest customers represented 38%, 18% and 8% of the total notes, accounts and leases portfolio of $44,800,000. No other customer represented more than 3% of the portfolio.

        Based on the carrying value of the notes, accounts and leases portfolio, 95% of the Company's portfolio at December 31, 2001, is located in the United States, with 57%, 18% and 9% in the states of Nevada, Mississippi and Colorado, respectively.

        During 2001, three customers accounted for 29%, 8% and 7% of revenue, respectively. During 2000, three customers accounted for 23%, 13% and 11% of revenue, respectively. During 1999, no customer accounted for more than 10% of revenues.

9. COMMITMENTS AND CONTINGENCIES:

        Lease and other commitments.    The Company leases office space, warehouse space for its reconditioning activities, retail space and personal property under terms of various noncancelable operating leases expiring through 2009. The lease agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of operating expenses. Percentage rents apply to the leased retail space to the extent that certain sales thresholds are exceeded. Rent expense was approximately $670,000, $493,000 and $494,000 in 2001, 2000 and 1999, respectively.

        Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2002	$964,000
2003	857,000
2004	861,000
2005	246,000
2006	186,000
Thereafter	526,000

$3,640,000

        At December 31, 2001, the Company had commitments for capital expenditures of $900,000.

        Claims settlement.    In 2000, the Company's most significant customer (the "Lessee") filed for bankruptcy protection from its creditors. During 1999 and 2000, the Lessee accounted for $47,346,000 of the Company's lease originations. The Company funded these originations primarily through nonrecourse financing (the "Nonrecourse Loans") obtained from a group of loan participants and, to a limited extent, through recourse financing with the majority participant in the group (the "Majority Participant"). Another participant in the group was an affiliate of the Lessee (the "Lessee's Affiliate").

        In October 2001, the bankruptcy court approved the sale of all of the Lessee's assets, including the leased equipment, to a third party purchaser, subject to a reserve from the sales price provided to protect the Company's claim (which totaled $40,522,000). The Lessee and its mortgage holder and other lenders immediately filed suit against the Company and its lenders challenging the characterization of the leases and, therefore, their right to receive any proceeds from the sale. During 2001, several transactions were entered into with respect to these lease rights and related loans which, ultimately, also had the potential for creating conflicts or disputes among them as the bankruptcy proceedings wound down.

        Accordingly, a complex series of settlement negotiations ensued and agreements were reached among the parties in interest, the Company and the Lessee and its lenders, and the Company and its lenders, the Lessee's Affiliate, the Majority Participant, and an affiliate of the Majority Participant. Because all related settlement transactions were, in fact, results of a common event, the Lessee's bankruptcy, for financial reporting purposes, the Company views them as, in substance, a single transaction, the net cost to the Company of which was not material. The following summarizes the significant components of the settlement agreements:

Proceeds received from the settlement reserve	$19,125,000
Cancellation of recourse debt to Majority Participant	1,648,000
Basis of equipment transferred to third party purchaser	(19,650,000)
Cash payments to the Lessee's Affiliate	(500,000)
Cancellation of a note receivable from the Lessee's Affiliate	(450,000)
Issuance of warrants to the Majority Participant	(80,000)
Write-off of deferred costs	(113,000)

Net settlement cost	$(20,000)

        The Company also agreed to repurchase from the affiliate of the Majority Participant certain lease rights not associated with the Lessee at their estimated fair value of approximately $1,501,000, payable $1,001,000 in cash and the cancellation of a $500,000 receivable.

        In addition, as an incentive for the affiliate of the Majority Participant to fund future transactions, the Company agreed to share the proceeds from future sales of equipment at lease termination, but only to the extent, if any, that such proceeds exceed the Company's original estimate of residual values of the equipment made at the inception of the respective leases ("Excess Residual Profits"). The value of the equipment to be contributed to the sharing pool is calculated based on the present value of the Company's original anticipated residual value in the equipment at lease termination ($7,190,000). The affiliate of the Majority Participant is to receive the first $5,398,000 of Excess Residual Profits plus 25% of additional Excess Residual Profits realized over $6,398,000. The Company has funded $3,100,000 of this obligation as of March 2002 and has pledged additional assets in the amount of $4.6 million which, upon the Company's fulfillment of its obligation under this agreement, will be released.

10. SEGMENT INFORMATION:

        The Company conducts business with customers through the operations of its Finance and Lease ("Finance") and Casino Slot Exchange® ("CSE") segments. In addition, employees of the Company provide certain legal, accounting and compliance, personnel and other administrative support services on behalf of the Finance and CSE segments. The costs associated with these activities ("SG&A") are not separately allocated to each business segment. The accounting policies of each business segment are described in Note 1. The Company evaluates the performance of its operating segments based on earnings before income taxes. Financial performance measurements for the Finance and CSE segments are set forth below.

	2001	2000	1999
Revenues:
Finance	$31,664,000	$42,630,000	$21,634,000
CSE	10,083,000	10,270,000	13,845,000
Other	1,545,000

	$43,292,000	$52,900,000	$35,479,000

Income (loss) before income taxes:
Finance	$10,459,000	$6,797,000	$3,694,000
CSE	(2,223,000)	(663,000)	(968,000)
SG&A	(6,487,000)	(4,901,000)	(3,720,000)

	$1,749,000	$1,233,000	$(994,000)

Identifiable assets:
Finance	$72,699,000	$71,946,000	$95,569,000
CSE	6,453,000	8,267,000	7,789,000
Other	6,235,000	4,088,000	4,675,000

	$85,387,000	$84,301,000	$108,033,000

        The Table Games and Casino Operations divisions do not yet meet the criteria requiring recognition as operating segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The following disclosure of the estimated fair value of financial instruments was made in accordance with Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments. SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment in equipment under operating leases, net of allowances, and equipment held for sale or lease. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

        The carrying amounts at December 31, 2001 for cash and cash equivalents, notes, accounts and leases receivable, net of allowances, equipment, purchases payable, accounts payable, notes payable and subordinated debt approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

12. SUPPLEMENTAL CASH FLOW INFORMATION:

	2001	2000	1999
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income (loss)	$1,430,000	$728,000	$(734,000)
Depreciation of equipment under operating leases	7,642,000	8,217,000	8,773,000
Deferred income taxes	542,000	434,000	(260,000)
Collection and asset impairment provisions	(147,000)	212,000	1,395,000
Originations of notes and direct finance leases receivables	(22,109,000)	(28,102,000)	(36,388,000)
Debt extinguishments discounts	(870,000)
Proceeds from:
Collections on notes and direct finance leases receivables	20,220,000	24,704,000	12,301,000
Sale or discounting of notes and leases receivables	5,235,000	14,369,000	17,245,000
Gain on sale of financial assets	(343,000)	(3,243,000)	(1,550,000)
Changes in operating assets and liabilities:
Accounts receivable	1,633,000	1,069,000	(4,018,000)
Equipment held for sale or lease	1,632,000	1,227,000	(319,000)
Accounts payable	(139,000)	(5,662,000)	912,000
Customer deposits	(3,248,000)	675,000	5,784,000
Other, net	348,000	(398,000)	(820,000)

Net cash provided by operating activities	$11,826,000	$14,230,000	$2,321,000

Cash paid during the year for:
Interest	$9,627,000	$8,422,000	$6,228,000
Income taxes	89,000
Significant non-cash financing and investing activities:
Investment in direct finance lease with recourse borrowing	$13,500,000
Leases of equipment previously held for sale or lease	(379,000)	$900,000	$3,705,000
Operating leases converted to direct finance leases upon exercise of purchase options		18,511,000	2,011,000
Exchange of notes receivable, direct finance leases and equipment under operating leases for business acquired		2,277,000
Liabilities incurred for purchase of website		750,000
Increase in notes payable for purchase of equipment for leasing			29,337,000
Decrease in equipment purchases payable			(7,064,000)
Decrease in notes payable for cash deposited into (withdrawn from) escrow			(335,000)

13. QUARTERLY RESULTS (UNAUDITED):

        The following table sets forth selected historical operating results for each quarter of 2001 and 2000. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented:

	2001 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$9,357,000	$13,891,000	$12,518,000	$7,527,000
Income taxes	310,000	351,000	258,000	(125,000)
Income before extraordinary item
Extraordinary item, net of income tax				475,000
Net income	464,000	528,000	386,000	52,000
Per share, basic and diluted:
Income before extraordinary item	.12	.14	.10	(.11)
Extraordinary item				.12
Net income	.12	.14	.10	.01
Total originations	6,300,000	31,900,000	4,000,000	1,800,000
	2000 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$18,015,000	$14,020,000	$11,252,000	$9,613,000
Income taxes	99,000	129,000	96,000	181,000
Net income	175,000	230,000	177,000	146,000
Net income per share:
Basic and diluted	.05	.06	.05	.04
Total originations	8,100,000	3,300,000	8,100,000	8,900,000

        The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely. During 2001 and 2000, management refined its estimates of income taxes in the fourth quarter.

QuickLinks

PART I
PART II
PART III
PART IV
EXHIBIT INDEX
SIGNATURES
PART IV
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
PDS GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS