Form 10-Q
period 2002-03-31
PDS GAMING CORP
filed 2002-05-15
CIK 921438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED march 31, 2002

COMMISSION FILE NO. 0-23928

PDS GAMING CORPORATION

(exact name of Registrant as specified in its charter)

Minnesota	41-1605970
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6171 McLeod Drive, Las Vegas, Nevada 89120
(Address of Principal Executive Offices)

(702) 736-0700
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding as of May 13, 2002
Common Stock, $.01 par value	3,796,683

PDS GAMING CORPORATION AND SUBSIDIARIES

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS:

Cash and cash equivalents	$6,549,000	$4,086,000
Restricted cash	5,854,000
Notes, accounts and leases receivable, net of allowances	39,743,000	44,800,000
Equipment under operating leases, net	23,760,000	22,613,000
Equipment held for sale or lease	4,080,000	4,941,000
Intangible assets		1,712,000
Other assets, net	10,187,000	6,905,000
	$90,173,000	$85,057,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$7,834,000	$1,279,000
Customer deposits	2,230,000	2,147,000
Notes payable	55,931,000	53,640,000
Subordinated debt	11,021,000	11,166,000
Accrued expenses and other	2,508,000	4,397,000
	79,524,000	72,629,000

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,795,636 and 3,745,872 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	38,000	37,000
Additional paid-in capital	11,805,000	11,712,000
Retained earnings (deficit)	(1,194,000)	679,000
	10,649,000	12,428,000
	$90,173,000	$85,057,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2002	2001
REVENUES:
Equipment sales and sales-type leases	$4,953,000	$1,672,000
Operating lease rentals	2,511,000	1,790,000
Finance income	1,288,000	1,278,000
Fee income	340,000	2,469,000
Casino	375,000	327,000
	9,467,000	7,536,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	4,348,000	1,593,000
Depreciation on leased equipment	1,673,000	1,383,000
Interest	1,894,000	1,840,000
Casino	504,000	263,000
Selling, general and administrative	1,438,000	975,000
Depreciation and amortization on other property	202,000	209,000
Pre-opening expenses	238,000
	10,297,000	6,263,000
Income (loss) from continuing operations before income taxes	(830,000)	1,273,000
Income taxes (benefit)	(349,000)	509,000
Income (loss) from continuing operations	(481,000)	764,000
Discontinued operations	(1,392,000)	(300,000)
Net income (loss)	$(1,873,000)	$464,000

Earnings (loss) per share:
Continuing operations:
Basic	$(0.13)	$0.21
Diluted	(0.13)	0.20
Discontinued operations	(0.37)	(0.08)
Net income (loss) — basic and diluted	(0.50)	0.12

Weighted average shares outstanding:
Basic	3,783,000	3,718,000
Diluted	3,783,000	3,764,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2002	2001
OPERATING ACTIVITIES:
Net cash provided by continuing operating activities	$5,728,000	$4,204,000
Net cash used in discontinued operating activities	(399,000)	(300,000)

Net cash provided by operating activities	5,329,000	3,904,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(98,000)	(2,461,000)
Proceeds from sale of equipment under operating leases	269,000	320,000

Net cash provided by (used in) investing activities	171,000	(2,141,000)

FINANCING ACTIVITIES:
Proceeds from borrowings	14,023,000	4,364,000
Repayment of borrowings	(11,300,000)	(6,200,000)
Increase in restricted cash	(5,854,000)
Proceeds from issuance of common stock	94,000	6,000

Net cash used in financing activities	(3,037,000)	(1,830,000)

CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	2,463,000	(67,000)
Cash and cash equivalents at beginning of period	4,086,000	2,033,000

Cash and cash equivalents at end of period	$6,549,000	$1,966,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results for the full year.  For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), previously filed with the Securities and Exchange Commission.

The balance sheet at December 31, 2001 was derived from the audited financial statements included in the Company’s 2001 Form 10-K.

The Casino Operations division does not yet meet the criteria requiring recognition as an operating segment under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

2.              NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2002	December 31, 2001
Recourse lines of credit with a maximum aggregate balance of $20,150,000 bearing interest at rates from 5.50% to 10.50%, secured by related investment in leases and equipment held for sale or lease	$11,533,000	$5,440,000
Equipment notes bearing interest at rates from 7.13% to 15.08%, secured by related investment in leases:
Recourse	19,930,000	21,862,000
Non-recourse	24,793,000	26,723,000
	56,256,000	54,025,000
Unamortized loan discounts	(325,000)	(385,000)
	$55,931,000	$53,640,000

3.                        DISCONTINUED OPERATIONS

At the end of the first quarter 2002, the Company discontinued operations of its Table Games division and certain components of its Casino Slot Exchange® division, due to unacceptable operating results resulting from, among other things, slower than anticipated customer installations and the regulatory approval process.  Accordingly, the Company has reclassified these activities as discontinued operations.  As a result of these decisions, the Company recognized a disposal loss of $993,000 primarily related to the write-off of certain intangibles in the Table Games and Casino Slot Exchange® divisions.  In addition, due to the decision to forego further reconditioning activities, the Company provided a reserve for its related parts inventory of approximately $300,000 solely to liquidate the inventory quickly and reduce the associated on-going carrying costs.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will not make a one-time entry to accrue expected future losses from discontinued operations.  Rather, the Company will report any future losses from discontinued operations in the periods in which they occur.

Results from discontinued operations are as follows for the three months ended March 31:

	2002	2001
Loss on discontinued operations:
Loss on disposal	$(993,000)
Operating loss	(399,000)	$(300,000)
	$(1,392,000)	$(300,000)
Loss per share:
Loss on disposal	$(0.26)
Operating loss	(0.11)	$(0.08)
	$(0.37)	$(0.08)

4.                        CONTINGENCIES AND COMMITMENTS

In May 2002, the Company received notification that Tekbilt, Inc. (“Claimant”) has submitted a Demand for Arbitration to the American Arbitration Association in connection with the Company’s alleged breach of a Distributor Agreement (the “Agreement”) with Claimant in connection with the Company’s discontinued operations.  In the notification, Claimant alleges that the Company is in breach of the terms of the Agreement and that such breach has caused Claimant to sustain substantial damages.  The monetary damages sought by Claimant are unspecified.

Although unable to predict the outcome of this matter, management believes the Claimant’s claim to be without merit and will vigorously pursue all legal defenses available to it.  Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the business of financing and leasing gaming equipment to the gaming industry.  The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices.  In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment.  The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Illinois, Iowa, Indiana, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative.  In early 2001, the Company received a non-restricted gaming license to operate The Gambler casino, now known as Rocky’s Sports Pub and Grill, in Reno, Nevada and formed its Casino Operations Division.

The Company’s strategy is to increase recurring revenues and cash flows through its operating divisions and by acquiring and operating casinos.  In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties for fee income.  In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes.  The Company believes its ability to distribute used gaming devices (which its gaming licenses in the above-referenced states permit it to do) enhances the gaming devices’ values at the end of an operating lease and facilitates additional financing transactions.  The Company’s access to lower cost financing and equipment, industry knowledge and presence in multiple jurisdictions provide advantages in identifying casino ownership opportunities.

The Company’s quarterly operating results, including net income, have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale.  These transactions can be in the negotiation and documentation stage for several months, and recognition of the resulting fee income by the Company may fluctuate greatly from quarter to quarter.  Thus, the results of any quarter are not necessarily indicative of the results which may be expected for any other period.

The Company’s operating results are subject to quarterly fluctuations resulting from a variety of factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for reconditioned gaming devices sold by the Company at lease termination, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company’s bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

Results Of Operations

The Company reported a net loss of $1.9 million or $0.50 per diluted share in the first quarter 2002 compared to net income of $464,000 or $0.12 per diluted share in the first quarter 2001.  The first quarter 2002 results include a loss from continuing operations of $481,000 and a loss from discontinued operations of $1.4 million.  The first quarter results of 2001 include income from continuing operations of $764,000 and a loss from discontinued operations of $300,000.

Continuing Operations

Revenues from equipment sales and sales-type leases increased by $3.3 million to $5.0 million for the period ended March 31, 2002 compared to $1.7 million for the year earlier quarter.  This is primarily due to an increase in the sale of equipment during the term or at the termination of leases.  Gross margins related to these sales were 12% and 5% for the quarters ended March 31, 2002 and 2001, respectively.

The Company’s average operating lease portfolio was $23.2 million during the first quarter 2002, a 57% increase from the average operating lease portfolio of $14.7 million during the first quarter 2001.  This increase is due to higher originations during the first quarter 2002 compared to the same period last year.   The Company completed $9.5 million in originations in the first quarter 2002, compared with $6.3 million in the first quarter 2001.  Rental revenues from operating leases increased to $2.5 million in the first quarter 2002 compared to $1.8 million in the first quarter 2001.  Depreciation on the related leased assets increased to $1.7 million in the first quarter 2002 compared to $1.4 million in the first quarter 2001.

Finance income totaled $1.3 million in the first quarters of both 2002 and 2001.  The average portfolio of notes receivable and direct finance leases held by the Company during the first quarter 2002 did not differ significantly from the average portfolio held during the first quarter 2001.

Fee income totaled $340,000 in the first quarter 2002 compared to $2.5 million in the first quarter 2001.  The prior quarter fee income was comprised of a fee for financial advisory services for a significant customer compared to the current quarter that primarily consisted of fees generated from the sale of direct finance leases.

Casino revenues and costs represent the operations of Rocky’s Sports Pub and Grill (“Rocky’s”) in Reno, Nevada.  Casino revenues were $375,000 in the first quarter 2002 compared to $327,000 in the first quarter 2001.  Casino costs increased to $504,000 in the first quarter 2002 from $263,000 in the first quarter 2001.  The loss from casino operations is due to lower than anticipated revenues and construction at Rocky’s.  Depreciation and amortization related to casino operations totaled $78,000 and $49,000 for the periods ended March 31, 2002 and 2001, respectively.  Pre-opening expenses in the amount of $238,000 for the first quarter 2002 represent non-recurring costs related to the remodeling and retheming of Rocky’s.

Interest expense totaled $1.9 million in the first quarter 2002 compared to $1.8 million in the first quarter 2001.  This increase reflects the increased interest associated with higher average debt levels, largely offset by lower costs of borrowing due to reductions in interest rates.

Selling, general and administrative expenses totaled $1.4 million in the first quarter 2002 and $975,000 in the first quarter 2001.  The increase primarily reflects nonrecurring charges for legal and consulting fees in the amount of $175,000 and an increase in costs related to the retail stores (which were acquired in mid-2001) and salaries of approximately $250,000.

Discontinued Operations

Loss from discontinued operations was $1.4 million in the first quarter 2002 compared to $300,000 in the prior year’s quarter.  The loss for the period ended March 31, 2002 consisted of a loss on disposal of discontinued operations of $993,000.  There was no such disposal loss in the prior year quarter.

See Note 3 to the Consolidated Financial Statements for description of the Company’s Discontinued Operations.

Income Taxes

The estimated effective income tax rate was 42% in the first quarter 2002 and 40% in the first quarter 2001.  In both periods, the effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

Liquidity and Capital Resources

The Company’s activities are principally funded by proceeds from sales-type, direct finance and operating leases, equipment sales, fee income and proceeds from various forms of non-recourse and recourse bank debt.  Management believes the Company’s ability to generate cash from operations is sufficient to fund operations.

Cash and cash equivalents totaled $6.5 million at March 31, 2002 and $4.1 million at December 31, 2001.  During the first quarter 2002, cash provided by continuing operating activities totaled $5.7 million compared to cash provided by continuing operating activities of $4.2 million in the first quarter 2001.  The higher level of cash provided by continuing operating activities during the first quarter 2002 primarily results from a payoff of notes receivable.  The cash provided by continuing operating activities was partially offset by the cash used in discontinued operating activities of $399,000 and $300,000 in the first quarter of 2002 and 2001, respectively.  Cash provided by investing activities totaled $171,000 in the first quarter 2002 compared to cash used in investing activities of $2.1 million in the first quarter 2001.  The lower level of investment reflects a decrease in equipment purchased for operating leases.  Cash used in financing activities totaled $3.0 million in the first quarter 2002 compared to $1.8 million in the first quarter 2001.  The increase primarily reflects a higher level of normally scheduled repayments of borrowings.

At March 31, 2002, total borrowings were $67.0 million, compared to $64.8 million at December 31, 2001.  At March 31, 2002, the Company’s revolving credit and working capital facilities aggregated approximately $20.1 million at interest rates ranging from 5.5% to 10.5%.  Advances under these agreements aggregated approximately $11.5 million at March 31, 2002.  The Company’s current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital needs.  The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio.  The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

Inflation has not had a significant impact on the Company’s operations.

On May 8, 2002, the Company announced the discontinuation of its Table Games division and certain components of its Casino Slot Exchange® division.  As a result, the Company terminated the employment of approximately 10% of its employees.  The Company estimates that the reduction in staffing will result in an approximate $400,000 reduction in annual overhead over the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Substantially all of the Company’s borrowings are under fixed interest rates, and maturities are matched with the cash flows of leased assets and notes receivables.  A changing interest rate environment will not significantly impact the Company’s margins since the effects of higher or lower borrowing costs would be reflected in the rates for newly originated leases or collateralized loans.  Therefore, consistent with the Company’s strategy and intention to hold most of its originations to maturity, the Company does not have a significant exposure to interest rate changes.

Currency Risk

The Company does not have a significant exposure to foreign currency risk because all of its sales to customers in foreign countries are transacted in United States dollars.

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,”  “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology.  Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; the continued acceptance of the Company’s products and services; the inability to complete currently anticipated finance and lease transactions; worse than expected results from the Company’s casino operations; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; changes in interest rates; the ability of the Company to recover its investment in gaming equipment leased under operating leases; the risk of default by the Company’s customers with respect to its financing transactions; the Company’s dependence on key employees; potential fluctuations in the Company’s quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

PART II - Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 10, 2002 for the purposes of (1) electing members of the Board of Directors of the Company, (2) ratifying the appointment of Piercy, Bowler, Taylor and Kern, Certified Public Accountants and Business Advisors, as the independent accountants of the Company for the fiscal year ending December 31, 2002, and (3) approving the 2002 Stock Option Plan.

There were 3,796,683 shares of Common Stock entitled to vote at the meeting and a total of 3,247,710 shares (85.5%) were represented at the meeting.  The shareholder voting was as follows:

1.               Election of Directors:

	For	Withhold Authority
Johan P. Finley	3,204,610	43,100
Peter D. Cleary	3,205,910	41,800
Joel M. Koonce	3,205,910	41,800
James L. Morrell	3,205,910	41,800
Patrick R. Cruzen	3,205,910	41,800
Lona M.B. Finley	3,197,110	50,600

2.               To ratify the appointment of Piercy, Bowler, Taylor and Kern, Certified Public Accountants and Business Advisors, as the independent accountants of the Company for the fiscal year ending December 31, 2002:

For	Against	Abstain
3,242,060	4,650	1,000

3.               To approve the 2002 Stock Option Plan:

For	Against	Abstain	Broker Non-Vote
1,369,342	117,450	14,700	1,746,218

ITEM 5.  Other Information

Discontinued Operations; Amendment and Termination of Agreements with DigiDeal Corporation.  At the end of the first quarter 2002, the Company discontinued operations of its Table Games division and certain components of its Casino Slot Exchange® division, due to unacceptable operating results.  As a result, the Company has reclassified these activities as discontinued operations as of the first quarter 2002.  In this regard, the Company decided to discontinue and subsequently negotiated a mutual termination of its exclusive manufacturing and distribution agreement for the Digital Card System® (“DCS”).  The Company will assemble, distribute and support its remaining inventory of DCS products on a non-exclusive basis in a limited geographical area.  In addition, at the end of the first quarter 2002, the Company discontinued its Casino Slot Exchange® operations, under which it sold reconditioned gaming devices. The Company will continue to sell gaming products under expiring or terminated gaming equipment leases.

In terminating its exclusive manufacturing and distribution agreement for the DCS, the Company entered into an Amendment and Termination Agreement and other ancillary agreements with DigiDeal Corporation (“DigiDeal”) as of May 3, 2002 through which the Company and DigiDeal mutually agreed to amend and/or terminate the various agreements between them.  Through these agreements, the parties, among other things, amended a prior subscription agreement to provide for the Company to purchase 108,108 shares of DigiDeal common stock for $200,000, DigiDeal granted a non-exclusive license for the DCS to the Company with respect to its inventory of DCS products and the Company transferred certain of its intellectual property to the DCS to DigiDeal.  In addition, the Company granted an option to DigiDeal to purchase the software developed by the Company.

Renewal of Line of Credit.  On May 9, 2002, the Company announced the renewal of its $3.5 million working capital line of credit with U.S. Bank, N.A..  The renewal continues the Company’s business relationship with U.S. Bank, Nevada, which began in 1997.

ITEM 6.  Exhibits and Reports on Form 8-K

a)              The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number		Description

10.1		Promissory Note, dated March 13, 2002, between First Savings Bank and the Registrant

10.2		Amendment to Loan Agreement and Note, dated May 3, 2002, between U.S. Bank N.A. and the Registrant

10.3	*	Amendment and Termination Agreement, dated May 3, 2002, by and between DigiDeal Corporation and the Registrant

*

Confidential treatment has been requested with respect to certain portions of this agreement, including the exhibits thereto, of which certain portions have been omitted and filed separately with the Securities and Exchange Commission.

b)             Reports on Form 8-K.  There were no reports on Form 8-K during the quarter ended March 31, 2002 or during the period from March 31, 2002 to the date of this Quarterly Report on Form 10-Q.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION

Dated: May 15, 2002	By: /s/ Martha Vlcek
Chief Financial Officer and Treasurer
(a duly authorized officer)