Form 10-Q
period 2002-06-30
PDS GAMING CORP
filed 2002-08-14
CIK 921438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                Yes  ☒                   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding as of August 6, 2002
Common Stock, $.01 par value	3,797,901

PDS GAMING CORPORATION AND SUBSIDIARIES

INDEX

PART I                  FINANCIAL INFORMATION

PART II                 OTHER INFORMATION

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
ASSETS:	(Unaudited)

Cash and cash equivalents	$2,542,000	$4,086,000
Restricted cash	3,438,000
Notes, accounts and leases receivable, net of allowances	44,398,000	44,800,000
Equipment under operating leases, net	34,980,000	22,613,000
Equipment held for sale or lease	4,171,000	4,941,000
Other assets, net	10,360,000	8,617,000
	$99,889,000	$85,057,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$20,212,000	$1,279,000
Customer deposits	2,285,000	2,147,000
Notes payable	55,132,000	53,640,000
Subordinated debt	9,581,000	11,166,000
Accrued expenses and other	2,540,000	4,397,000
	89,750,000	72,629,000

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,796,683 and 3,745,872 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	38,000	37,000
Additional paid-in capital	11,808,000	11,712,000
Retained earnings (deficit)	(1,707,000)	679,000
	10,139,000	12,428,000
	$99,889,000	$85,057,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001
REVENUES:
Equipment sales and sales-type leases	$4,089,000	$4,613,000
Operating lease rentals	3,059,000	2,271,000
Finance income	1,097,000	6,134,000
Fee income (loss)	43,000	(87,000)
Casino	528,000	454,000
	8,816,000	13,385,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	3,395,000	4,313,000
Depreciation on leased equipment	2,000,000	1,722,000
Interest	1,792,000	2,263,000
Casino	725,000	363,000
Selling, general and administrative	724,000	1,523,000
Depreciation and amortization on other property	198,000	296,000
Collection and asset impairment provisions	31,000	842,000
	8,865,000	11,322,000
Income (loss) before income taxes (benefit)	(49,000)	2,063,000
Income taxes (benefit)	(20,000)	825,000
Income (loss) from continuing operations	(29,000)	1,238,000
Discontinued operations	(484,000)	(710,000)
Net income (loss)	$(513,000)	$528,000

Earnings (loss) per share:
Continuing operations:
Basic	$(0.01)	$0.33
Diluted	(0.01)	0.32
Discontinued operations — basic and diluted	(0.13)	(0.19)
Net income (loss) — basic and diluted	(0.14)	0.14

Weighted average shares outstanding:
Basic	3,797,000	3,721,000
Diluted	3,797,000	3,910,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001
REVENUES:
Equipment sales and sales-type leases	$9,042,000	$6,285,000
Operating lease rentals	5,570,000	4,061,000
Finance income	2,385,000	7,412,000
Fee income	383,000	2,382,000
Casino	903,000	781,000
	18,283,000	20,921,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	7,743,000	5,906,000
Depreciation on leased equipment	3,673,000	3,105,000
Interest	3,686,000	4,324,000
Casino	1,229,000	626,000
Selling, general and administrative	2,134,000	2,498,000
Depreciation and amortization on other property	400,000	505,000
Pre-opening expenses	238,000
Collection and asset impairment provisions	59,000	842,000
	19,162,000	17,806,000
Income (loss) before income taxes (benefit)	(879,000)	3,115,000
Income taxes (benefit)	(369,000)	1,246,000
Income (loss) from continuing operations	(510,000)	1,869,000
Discontinued operations	(1,876,000)	(877,000)
Net income (loss)	$(2,386,000)	$992,000

Earnings (loss) per share:
Continuing operations:
Basic	$(0.13)	$0.50
Diluted	(0.13)	0.47
Discontinued operations — basic and diluted	(0.50)	(0.23)
Net income (loss):
Basic	(0.63)	0.27
Diluted	(0.63)	0.25

Weighted average shares outstanding:
Basic	3,790,000	3,719,000
Diluted	3,790,000	3,937,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001
OPERATING ACTIVITIES:
Net cash provided by continuing operating activities	$9,511,000	$9,102,000
Net cash used in discontinued operating activities	(164,000)	(1,113,000)

Net cash provided by operating activities	9,347,000	7,989,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(6,780,000)	(5,996,000)
Proceeds from sale of equipment under operating leases	459,000	2,697,000
Other	(1,081,000)

Net cash used in investing activities	(7,402,000)	(3,299,000)

FINANCING ACTIVITIES:
Proceeds from borrowings	19,690,000	10,121,000
Repayment of borrowings	(17,385,000)	(12,266,000)
Increase in restricted cash	(3,438,000)
Repayment of subordinated debt	(2,453,000)	(70,000)
Proceeds from issuance of common stock	97,000	13,000

Net cash used in financing activities	(3,489,000)	(2,202,000)

CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(1,544,000)	2,488,000
Cash and cash equivalents at beginning of period	4,086,000	2,033,000

Cash and cash equivalents at end of period	$2,542,000	$4,521,000

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

                The balance sheet at December 31, 2001 was derived from the audited financial statements included in the Company’s 2001 Form 10-K and reclassifications to conform with the current quarter presentation.

                The Casino Operations division does not meet the criteria requiring recognition as an operating segment under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

2.              NOTES PAYABLE

                Notes payable consist of the following:

	June 30, 2002	December 31, 2001
Recourse lines of credit with a maximum aggregate balance of $22,930,000 bearing interest at rates from 5.75% to 10.50%, secured by related investment in leases and equipment held for sale or lease	$13,975,000	$5,440,000
Equipment notes bearing interest at rates from 7.26% to 15.08%, secured by related investment in leases:
Recourse	18,479,000	21,862,000
Non-recourse	23,146,000	26,723,000
	55,600,000	54,025,000
Unamortized loan discounts	(468,000)	(385,000)
	$55,132,000	$53,640,000

PDS GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.              DISCONTINUED OPERATIONS

                At the end of the first quarter 2002, the Company discontinued operations of its Table Games division and certain components of its Casino Slot Exchange® division, due to unacceptable operating results resulting from, among other things, slower than anticipated customer installations, inadequate profit margins and the continuing costs of maintaining exclusive rights to certain intellectual property.  Accordingly, the Company has reclassified these activities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As a result of these decisions, the Company recognized a disposal loss of $993,000 in the three months ended March 31, 2002 primarily related to the write-off of certain intangibles in the Table Games and Casino Slot Exchange® divisions.  In addition, due to the decision to forego further reconditioning activities, the Company provided a reserve for its related parts inventory of $300,000 in the three months ended March 31, 2002 solely to liquidate the inventory quickly and reduce the associated on-going carrying costs.

                Results from discontinued operations, net of income tax benefit, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Loss on discontinued operations:
Loss on disposal			$(993,000)
Operating loss	$(484,000)	$(710,000)	(883,000)	$(877,000)
	$(484,000)	$(710,000)	$(1,876,000)	$(877,000)

Loss per share (diluted):
Loss on disposal			$(0.26)
Operating loss	$(0.13)	$(0.19)	(0.24)	$(0.23)
	$(0.13)	$(0.19)	$(0.50)	$(0.23)

                As of June 30, 2002, the assets associated with discontinued operations consisted of the Company’s inventory of certain slot machines and table games and its investment in DigiDeal Corporation, with a carrying value of $2.9 million and $700,000, respectively.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The Company is engaged in the business of financing and leasing gaming equipment to the gaming industry.  The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices.  In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment.  The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, Colorado, Illinois, Iowa, Indiana, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative.  In early 2001, the Company received a non-restricted gaming license to operate The Gambler casino, now known as Rocky’s Sports Pub and Grill (“Rocky’s”), in Reno, Nevada and formed its Casino Operations Division.

                The Company’s strategy is to increase recurring revenues and cash flows through its operating divisions.  In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties for fee income.  In some of its transactions, the Company holds the leases or notes for a period of time after origination, or retains a partial ownership interest in the leases or notes.  The Company believes its ability to distribute used gaming devices (which its gaming licenses in the above-referenced states permit it to do) enhances the gaming devices’ values at the end of an operating lease and facilitates additional financing transactions.

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

The Company’s operating results are subject to quarterly fluctuations resulting from a variety of factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for gaming devices sold by the Company at lease termination, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company’s bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

Results Of Operations

The Company reported a net loss of $513,000 or $0.14 per diluted share in the second quarter 2002 compared to net income of $528,000 or $0.14 per diluted share in the second quarter 2001.  The second quarter 2002 results include a loss from continuing operations of $29,000 and a loss from discontinued operations of $484,000.   The second quarter results of 2001 include income from continuing operations of $1,238,000 and a loss from discontinued operations of $710,000.  Gross originations of financing transactions were $20.4 million in the second quarter 2002, compared with $14.9 million in the year-earlier quarter (the year-earlier quarter also included the purchase of a lease transaction from a third party for $17.0 million).  Shipments of gaming devices increased to 2,074 in the second quarter 2002 from 1,270 in the year-earlier quarter.

The Company reported a net loss of $2,386,000 or $0.63 per diluted share for the six months ended June 30, 2002 compared to net income of $992,000 or $0.25 per diluted share for the six months ended June 30, 2001.  The results for the six months ended June 30, 2002 include a loss from continuing operations of $510,000 and a loss from discontinued operations of $1,876,000.   The results for the six months ended June 30, 2001 include income from continuing operations of $1,869,000 and a loss from discontinued operations of $877,000.  Gross originations of financing transactions were $29.9 million for the six months ended June 30, 2002, compared with $21.2 million in the year-earlier period (the year-earlier period also included the purchase of a lease transaction from a third party for $17.0 million).  Shipments of gaming devices were 3,100 and 3,400 for the six months ended June 30, 2002 and 2001, respectively.

Three Months ended June 30, 2002 and 2001

Continuing operations

                Revenues in the second quarter 2002 totaled $8.8 million compared to $13.4 million in the year-earlier quarter, a decrease of $4.6 million.  This decline primarily reflects a one-time transaction in the quarter ended June 30, 2001 in which the Company recognized $4.8 million of finance income.

Revenues from equipment sales and sales-type leases totaled $4.1 million in the second quarter of 2002 compared to $4.6 million in the year-earlier quarter, a decrease of $500,000.  Such revenues include sales of used gaming devices previously under lease and sales of equipment at the inception of a lease in which a dealer’s profit or loss on the subject equipment is recognized.  Differences in revenue result from normal variations in the volume of significant transactions among accounting periods.  Costs of such sales totaled $3.4 million and $4.3 million in the quarters ended June 30, 2002 and 2001, respectively.  Gross margin increased from 7% in the prior year quarter to 17% in the current year quarter.  This increase primarily reflects more favorable pricing in the markets served by the Company.

                Rental revenues from operating leases increased by $800,000, or 35%, to $3.1 million in the second quarter 2002 compared to $2.3 million in the year-earlier quarter as a result of a larger portfolio of operating leases.  Related depreciation was $2.0 million and $1.7 million for the quarters ended June 30, 2002 and 2001, respectively.  Depreciation on operating leases as a percentage of rental revenues decreased from 76% in the prior-year quarter to 65% in the second quarter 2002.  This decrease is due to our normal recurring quarterly portfolio review that resulted in acceleration of depreciation on certain leases in the prior-year quarter.

                Finance income decreased to  $1.1 million in the second quarter 2002 compared to $6.1 million in the year-earlier quarter for the reason discussed above.

                Casino revenues increased to $528,000 in the second quarter 2002 from $454,000.  This $74,000 increase reflects revenue from additional gaming devices placed in service in 2002.  Casino expenses increased to $725,000 in the current year quarter compared to $363,000 in the second quarter 2001.  The increased expenses are due to expansion of the casino in the first quarter 2002 and are primarily comprised of increased payroll and related costs and advertising.  The Reno market is down approximately 8%, primarily as a result of the economic downturn in the Silicon Valley region, decreased air travel and new Native American casinos in Northern California.

                Interest expense totaled $1.8 million in the quarter ended June 30, 2002, compared to $2.3 million in the second quarter of 2001. The decrease of $471,000 reflects a general decline in interest rates.

Selling, general and administrative expenses totaled $724,000 in the second quarter 2002 and $1.5 million in the year-earlier quarter.  The decrease of approximately $800,000 reflects an increase of $286,000 of overhead capitalized as initial direct costs.  Although prior year originations exceeded current year originations, $17.0 million in originations in the prior year related to a direct finance lease transaction, and therefore no initial direct costs were recorded.  The remaining decrease consists primarily of lower payroll and related costs due to head count reductions and the nonrecurring expenses of the 2001 exchange offering related to the Company’s subordinated debt.

 Collection and asset impairment provisions were $31,000 and $842,000 for the periods ended June 30, 2002 and 2001, respectively.  During the second quarter of 2001, the Company provided for a possible loss contingency related to one significant customer.  No such transaction occurred in the current year quarter.

Discontinued Operations

                Loss from discontinued operations was $484,000 in the second quarter 2002 compared to $710,000 in the prior year’s quarter.  The decrease of  $226,000 is due primarily to collection and impairment provisions and inventory reserves.

See Note 3 to the Consolidated Financial Statements for description of the Company’s Discontinued Operations.

Income Taxes

The estimated effective income tax rate was 42% in the second quarter 2002 and 40% in the second quarter 2001.  In both periods, the effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

Six months ended June 30, 2002 and 2001

Continuing operations

 Revenues in the six months ended June 30, 2002 totaled $18.3 million compared to $20.9 million in the year-earlier period.  The decrease in revenues of $2.6 million is primarily attributable to a decrease in finance income of $5.0 million and a decrease in fee income of $2.0 million, partially offset by an increase in operating lease revenues of $1.5 million and an increase in equipment sales and sales-type leases of $2.7 million.

Revenues from equipment sales and sales-type leases totaled $9.0 million in the six months ended June 30, 2002, compared to $6.3 million in the year-earlier period, an increase of $2.7 million.  Such revenues include sales of used gaming devices previously under lease and sales of equipment at the inception of a lease in which a dealer’s profit or loss on the subject equipment is recognized.  Differences in revenue result from normal variations in the volume of significant transactions among accounting periods. Costs of such sales totaled $7.7 million and $5.9 million, respectively.  Gross margin increased from 6% in the prior year to 14% in the current year.  This increase primarily reflects more favorable pricing in the markets served by the Company.

Rental revenues from operating leases increased to $5.6 million for the six months ended June 30, 2002 compared to $4.1 million in the year-earlier period.  This $1.5 million increase reflects the increase in the size of the Company’s portfolio of operating leases.  Related depreciation was $3.7 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively.

                Finance income declined $5.0 million for the six months ended June 30, 2002 compared to the year earlier period as a result of the non-recurring transactions involving a significant customer discussed above.

Fee income totaled $383,000 in the six months ended June 30, 2002 compared to $2.4 million in the year-earlier period, a decrease of $2.0 million.  Fee income in the year-earlier period was a nonrecurring fee from a significant customer.

                Casino revenues totaled $903,000 in the six months ended June 30, 2002 compared to $781,000 in the year-earlier period, and increase of $122,000.  Related casino costs were $1.2 million and $626,000 in the six months ended June 30, 2002 and 2001, respectively.  In addition, the Company recorded one-time pre-opening expenses of $238,000 in the six months ended June 30, 2002.  The increase in casino revenues reflects the additional casino revenues from the expansion of Rocky’s at the beginning of 2002.  The increase in expenses reflects delays in construction, higher payroll and related costs and advertising associated with the expansion.

                Interest expense totaled $3.7 million in the six months ended June 30, 2002 compared to $4.3 million in the year-earlier period.  The decrease reflects the general decline in interest rates.

Selling, general and administrative expenses totaled $2.1 million in the six months ended June 30, 2002 compared to $2.5 million in the year-earlier period.  As with the quarter ended June 30, 2002, the reduced expenses are primarily due to increased overhead capitalized as initial direct costs, reduced payroll and related costs and the nonrecurring expenses of the 2001 exchange offering related to the Company’s subordinated debt.

Discontinued Operations

                Loss from discontinued operations was $1.9 million in the six months ended June 30, 2002 compared to $877,000 in the prior year period.  The decrease of  $1.0 million is due primarily to the write-off of certain intangible assets and inventory reserves, net of reductions in collection and impairment provisions.

See Note 3 to the Consolidated Financial Statements for description of the Company’s Discontinued Operations.

Income Taxes

The estimated effective income tax rate was 42% in the six months ended June 30, 2002 and 40% in the year-earlier period.  The increase and the reason the effective rate was higher than the federal statutory tax rate of 34% was due primarily to state income taxes and permanent tax differences.

Liquidity and Capital Resources

                The Company’s activities are principally funded by proceeds from sales-type, direct finance and operating leases, equipment sales, fee income and proceeds from various forms of non-recourse and recourse debt.  Management believes the Company’s ability to generate cash from operations is sufficient to fund operations.

Cash and cash equivalents totaled $2.5 million at June 30, 2002 and $4.1 million at December 31, 2001.  During the six months ended June 30, 2002, operating activities provided cash of $9.3 million compared to $8.0 million in the year-earlier period.    For the six months ended June 30, 2002, investing activities, consisting primarily of equipment purchased for leasing, utilized cash of $7.4 million, and $3.5 million was utilized in financing activities, consisting primarily of repayment of borrowings.  Restricted cash represents amounts advanced by lenders to the Company to be used for funding future leasing transactions.

Included in accounts payable at June 30, 2002 is $19.4 million payable to vendors of equipment presently under lease with customers.  Amounts due equipment vendors are generally settled with the proceeds of borrowings utilizing the underlying leases and related equipment as security.  Subsequent to June 30, 2002, either permanent financing or firm commitments from lenders for such financing had been obtained related to equipment under lease.

Effective March 31, 2002, the Company amended a line of credit, reducing the maximum borrowings under the line from $3.5 million to $2 million, and changed the expiration date to December 31, 2002.  The line of credit is utilized to finance games in inventory.  Borrowings under the line averaged approximately $350,000 during the six months ended June 30, 2002.  The reduction in credit available under the line is not expected to have an impact on the Company’s on-going operations because the Company has discontinued the operation of its Table Games division and certain components of its Casino Slot Exchange division, and consequently, the number of games in inventory has declined and is expected to continue to decline.

At June 30, 2002, total borrowings were $64.7 million, compared to $64.8 million at December 31, 2001.  At June 30, 2002, the Company’s credit and working capital facilities aggregated $22.9 million at interest rates ranging from 5.75% to 10.5%.  Advances under these agreements aggregated $14.0 million at June 30, 2002.  The Company’s current financial resources, including estimated cash flows from operations and the credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital needs.  The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio.  The Company’s total investment portfolio was $79.4 million at June 30, 2002, compared to $67.4 million at December 31, 2001.  The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

                Inflation is not expected to have a significant impact on the Company’s operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

                 Substantially all of the Company’s borrowings are under fixed interest rates, and maturities are matched with the cash flows of leased assets and notes receivables.  A changing interest rate environment will not significantly impact the Company’s margins since the effects of higher or lower borrowing costs would be reflected in the rates for newly originated leases or collateralized loans.  Therefore, consistent with the Company’s strategy and intention to hold most of its lease and loan originations to maturity, the Company does not have a significant exposure to interest rate changes.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.  OTHER INFORMATION.

                  On July 12, 2002, the Company announced that Martha Vlcek, its Chief Financial Officer and Treasurer, tendered her resignation in order to pursue other interests.  While the Company searches for a replacement, Peter D. Cleary, President and Chief Operating Officer, has assumed the role of Interim Chief Financial Officer and Treasurer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)              The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1

Master Loan Agreement, dated as of May 14, 2002, by and among PDS Gaming Corporation, PDS Gaming Corporation-Nevada, PDS Gaming Corporation-
Mississippi, PDS Gaming Corporation-Colorado, and First State Bank of Thermopolis.

b)             Reports on Form 8-K.  A Form 8-K was filed in July 2002 to report the termination of Johan P. Finley’s (the Company’s Chief Executive Officer) Rule 10b5-1 Stock Sales Plan effective July 11, 2002.  A Form 8-K was filed contemporaneously with the filing of this Quarterly Report on Form 10-Q to report the submission to the Securities and Exchange Commission of the certification required by its chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to this Quarterly Report on Form 10-Q.  There were no other reports on Form 8-K during the quarter ended June 30, 2002 or during the period from June 30, 2002 to the filing date of this Quarterly Report on Form 10-Q.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION

Dated: August 14, 2002	By:/s/ Peter D. Cleary
President, Chief Operating Officer and Interim Chief Financial Officer and Treasurer
(a duly authorized officer)