Form 10-Q
period 2002-09-30
PDS GAMING CORP
filed 2002-11-12
CIK 921438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

COMMISSION FILE NUMBER: 0–23928

PDS GAMING CORPORATION
 (exact name of Registrant as specified in its charter)

Minnesota (State or other Jurisdiction of Incorporation or Organization)	41–1605970 (I.R.S. Employer Identification Number)

6171 McLeod Drive, Las Vegas, Nevada 89120
(Address of Principal Executive Offices)

(702) 736–0700
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           [X] Yes [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding as of October 28, 2002
Common Stock, $.01 par value	3,799,978

PDS GAMING CORPORATION AND SUBSIDIARIES

INDEX

PART I      FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2002 (Unaudited) and December 31, 2001	3

	Consolidated Statements of Income — Three Months Ended September 30, 2002 and 2001 (Unaudited)	4

	Consolidated Statements of Income — Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2002 and 2001 (Unaudited)	6

	Notes to Consolidated Financial Statements	7–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II      OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(Unaudited)
ASSETS:

Cash and cash equivalents	$3,226,000	$4,086,000
Restricted cash	481,000
Notes, accounts and leases receivable, net of allowances	48,506,000	44,800,000
Equipment under operating leases, net	32,562,000	22,613,000
Equipment held for sale or lease	3,641,000	4,941,000
Other assets, net	10,271,000	8,617,000

	$98,687,000	$85,057,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable	$18,653,000	$1,279,000
Accrued expenses and other	3,297,000	4,397,000
Customer deposits	2,645,000	2,147,000
Notes payable	54,979,000	53,640,000
Subordinated debt	9,295,000	11,166,000

	88,869,000	72,629,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized,
3,797,901and 3,745,872 shares issued and outstanding	38,000	37,000
Additional paid-in capital	11,811,000	11,712,000
Retained earnings (deficit)	(2,031,000)	679,000

	9,818,000	12,428,000

	$98,687,000	$85,057,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2002	2001

REVENUES:
Equipment sales and sales-type leases	$672,000	$2,692,000
Operating lease rentals	4,033,000	4,468,000
Finance income	1,292,000	1,591,000
Fee income	760,000	2,335,000
Casino	591,000	367,000

	7,348,000	11,453,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	652,000	2,349,000
Depreciation on leased equipment	2,757,000	2,731,000
Interest	1,969,000	3,114,000
Casino	657,000	325,000
Selling, general and administrative	1,089,000	1,628,000
Depreciation and amortization on other property	184,000	192,000
Collection and asset impairment provisions		30,000

	7,308,000	10,369,000

Income from continuing operations before income taxes	40,000	1,084,000
Income taxes	16,000	434,000

Income from continuing operations	24,000	650,000
Discontinued operations	(348,000)	(264,000)

Net income (loss)	$(324,000)	$386,000

Earnings (loss) per share:
Continuing operations:
Basic	$0.01	$0.17
Diluted	0.01	0.16
Discontinued operations - basic and diluted	(0.10)	(0.07)
Net income (loss) - basic and diluted	(0.09)	0.10

Weighted average shares outstanding:
Basic	3,798,000	3,736,000
Diluted	3,798,000	3,954,000

        See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2002	2001

REVENUES:
Equipment sales and sales-type leases	$9,714,000	$8,935,000
Operating lease rentals	9,603,000	8,529,000
Finance income	3,677,000	9,003,000
Fee income	1,143,000	4,717,000
Casino	1,427,000	1,062,000

	25,564,000	32,246,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	8,395,000	8,169,000
Depreciation on leased equipment	6,430,000	5,836,000
Interest	5,655,000	7,439,000
Casino	1,819,000	914,000
Selling, general and administrative	3,223,000	4,163,000
Depreciation and amortization on other property	584,000	623,000
Pre-opening expenses	238,000
Collection and asset impairment provisions	59,000	903,000

	26,403,000	28,047,000

Income (loss) from continuing operations before income taxes (benefit)	(839,000)	4,199,000
Income taxes (benefit)	(353,000)	1,680,000

Income (loss) from continuing operations	(486,000)	2,519,000
Discontinued operations	(2,224,000)	(1,141,000)

Net income (loss)	$(2,710,000)	$1,378,000

Earnings (loss) per share:
Continuing operations:
Basic	$(0.13)	$0.68
Diluted	(0.13)	0.65
Discontinued operations - basic and diluted	(0.59)	(0.31)
Net income (loss):
Basic	(0.72)	0.37
Diluted	(0.72)	0.36

Weighted average shares outstanding:
Basic	3,792,000	3,725,000
Diluted	3,792,000	3,860,000

        See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2002	2001

OPERATING ACTIVITIES:
Net cash provided by continuing operating activities	$10,999,000	$9,991,000
Net cash used in discontinued operating activities	(1,071,000)	(884,000)

Net cash provided by operating activities	9,928,000	9,107,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(8,619,000)	(16,979,000)
Proceeds from sale of equipment under operating leases	464,000	2,929,000
Purchase of fixed assets	(1,221,000)	(742,000)
Other	(499,000)	(378,000)

Net cash used in investing activities	(9,875,000)	(15,170,000)

FINANCING ACTIVITIES:
Proceeds from borrowings	25,128,000	27,151,000
Repayment of borrowings	(22,976,000)	(21,472,000)
Reduction (increase) in restricted cash	(481,000)	1,671,000
Repayment of subordinated debt	(2,684,000)	(2,210,000)
Proceeds from issuance of common stock	100,000	68,000

Net cash provided by (used) in financing activities	(913,000)	5,208,000

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(860,000)	(855,000)
Cash and cash equivalents at beginning of period	4,086,000	2,033,000

Cash and cash equivalents at end of period	$3,226,000	$1,178,000

        See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

2. NOTES PAYABLE

        Notes payable consist of the following:

	September 30,	December 31,
	2002	2001

Recourse lines of credit with a maximum aggregate balance of $19,930,000 bearing interest at rates from 5.75% to 10.50%, secured by related investment in leases and equipment held for sale or lease
	$13,563,000	$5,440,000
Equipment notes bearing interest at rates from 6.75% to 15.08%, secured by related investment in leases:
Recourse	17,644,000	21,862,000
Non-recourse	24,243,000	26,723,000

	55,450,000	54,025,000
Unamortized loan discounts	(471,000)	(385,000)

	$54,979,000	$53,640,000

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

        Results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Loss from discontinued operations, net of
income tax benefits:
Loss on disposal	—	—	$(993,000)	—
Operating loss	$(348,000)	$(264,000)	(1,231,000)	$(1,141,000)

	$(348,000)	$(264,000)	$(2,224,000)	$(1,141,000)

Loss per share (diluted):
Loss on disposal	—	—	$(0.26)	—
Operating loss	$(0.10)	$(0.07)	(0.33)	$(0.31)

	$(0.10)	$(0.07)	$(0.59)	$(0.31)

        As of September 30, 2002, the assets associated with discontinued operations consisted primarily of the Company’s inventory of certain slot machines and table games and its investment in DigiDeal Corporation, with a carrying value of $2.6 million and $696,000, respectively.

4. CONTINGENCIES

        In May 2002, the Company received notification that Tekbilt, Inc. (“Claimant”) had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the “Agreement”) with Claimant in connection with the Company’s discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified. The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant. The Company seeks the dismissal of Claimant’s claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees. Neither party has specified its alleged damages. The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in early 2003.

        Although unable to predict the outcome of this matter, management believes the Claimant’s claim to be without merit and will vigorously pursue all legal defenses available to it. Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company. Accordingly, no accounting recognition has been provided for losses, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company is engaged in the business of financing and leasing gaming equipment to the gaming industry. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed by gaming regulatory agencies in all of the states of Nevada, New Jersey, Colorado, Illinois, Iowa, Indiana, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative. In early 2001, the Company received a non-restricted gaming license to operate The Gambler casino, now known as Rocky’s Sports Pub and Grill (“Rocky’s”), in Reno, Nevada.

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

        The Company’s quarterly operating results, including net income, have historically fluctuated due to non-recurring large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. These transactions can be in the negotiation and documentation stage for several months, and recognition of the resulting fee income by the Company may vary significantly from quarter to quarter with no seasonal pattern. Thus, the results of any quarter are not necessarily indicative of the results which may be expected for any other period.

        The amount and number of financing transactions that can be originated by the Company are directly dependent upon and limited by its ability to fund such transactions, either through the sale of such transactions to institutional investors or through the Company’s working capital, lines of credit and other financing sources. The majority of its originations each year are financed with a network of approximately ten lenders. A reduction in the number of available lenders, the number or size of transactions or the type of transactions that the lenders are willing to finance could adversely affect future operations.

        Historically, the Company has earned a substantial portion of its revenues from relatively few customers and has experienced significant nonrecurring revenues and fee income in connection with its business activities. A reduction in the number of these significant customers or volume of the transactions, or failure to replace the sources of the nonrecurring revenues and fee income, could also have an adverse affect on future operations.

        The Company’s operating results are subject to quarterly fluctuations resulting also from a variety of other factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for gaming devices sold by the Company at lease termination, and (iii) changes in interest rates and other economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company’s bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

Results Of Operations

        The Company reported a net loss of $324,000 or $0.09 per share diluted in the third quarter 2002 compared to net income of $386,000 or $0.10 per share diluted in the third quarter 2001. The third quarter 2002 results include income from continuing operations of $24,000 and a loss from discontinued operations of $348,000, net of applicable income taxes benefits. The third quarter results of 2001 include income from continuing operations of $650,000 and a loss from discontinued operations of $264,000, also net of income tax benefits. Gross originations of financing transactions were $7.5 million in the third quarter 2002, compared with $4.0 million in the year-earlier quarter. Shipments of gaming devices decreased to 549 in the third quarter 2002 from 1,497 in the year-earlier quarter.

        The Company reported a net loss of $2,710,000 or $0.72 per share diluted for the nine months ended September 30, 2002 compared to net income of $1,378,000 or $0.36 per share diluted for the nine months ended September 30, 2001. The results for the nine months ended September 30, 2002 include a loss from continuing operations of $486,000 and a loss from discontinued operations of $2,224,000, net of income tax benefits. The results for the nine months ended September 30, 2001 include income from continuing operations of $2,519,000 and a loss from discontinued operations of $1,141,000. Gross originations of financing transactions were $37.4 million for the nine months ended September 30, 2002, compared with $42.3 million in the year-earlier period (the year-earlier period included the purchase of a lease transaction from a third party for $17.0 million). Shipments of gaming devices were 2,623 and 4,855 for the nine months ended September 30, 2002 and 2001, respectively.

Three Months ended September 30, 2002 and 2001

        Revenues in the third quarter 2002 totaled $7.4 million compared to $11.5 million in the year-earlier quarter. The decrease in revenues of $4.1 million primarily consists of a decrease in equipment sales and sales-type leases of $2.0 million and a decrease in fee income of $1.6 million.

        Revenues from equipment sales and sales-type leases totaled $672,000 in the third quarter of 2002 compared to $2.7 million in the year-earlier quarter, a decrease of $2.0 million. Such revenues include sales of used gaming devices previously under lease and sales of equipment at the inception of a lease in which a dealer’s profit or loss on the subject equipment is recognized. Differences in these revenues result from normal variations in the volume of significant transactions among accounting periods. Costs of such sales totaled $652,000 and $2.3 million in the quarters ended September 30, 2002 and 2001, respectively. Gross margin decreased from $343,000 in the prior year quarter to $20,000 in the current year quarter. This decrease relates primarily to sales transactions of games from inventory.

        Rental revenues from operating leases decreased by $435,000, or 10%, to $4.0 million in the third quarter 2002 compared to $4.5 million in the year-earlier quarter, primarily as a result of a reduced average portfolio of operating leases outstanding during the respective quarters. Related depreciation was $2.8 million and $2.7 million for the quarters ended September 30, 2002 and 2001, respectively. Depreciation on operating leases as a percentage of rental revenues increased from 61% in the prior year quarter to 68% in the third quarter 2002. This increase is due primarily to lower depreciation charges recorded in the prior year quarter on a significant customer’s lease. This lease was terminated in 2001.

        Finance income decreased to $1.3 million in the third quarter 2002 compared to $1.6 million in the year-earlier quarter, mostly due to a smaller average portfolio of notes and capital leases during the 2002 quarter.

        Fee income decreased to $760,000 in the third quarter 2002 compared to $2.3 million in the year earlier quarter. Substantially all of the fee income in the year-earlier period was a nonrecurring fee from a significant customer.

        Casino revenues increased to $591,000 in the third quarter 2002 from $367,000. This $224,000 increase reflects revenue from additional gaming devices placed in service in 2002. Casino expenses increased to $657,000 in the current year quarter compared to $325,000 in the third quarter 2001. The increased expenses are due to expansion of the casino in the first quarter 2002, and are primarily comprised of increased payroll and related costs and advertising. The Reno market has been impacted negatively by the economic downturn in the Silicon Valley region, decreased air travel and new Native American casinos in Northern California.

        Interest expense totaled $2.0 million in the quarter ended September 30, 2002, compared to $3.1 million in the third quarter of 2001. The decrease of $1.1 million reflects a general decline in interest rates and lower levels of outstanding debt.

        Selling, general and administrative expenses totaled $1.1 million in the third quarter 2002 and $1.6 million in the year-earlier quarter. The decrease consists primarily of lower payroll and related costs, due to head count reductions, and nonrecurring legal fees incurred in 2001, partially offset by increased expenses relating to non-allocated manufacturing overhead.

        Loss from discontinued operations was $348,000 in the third quarter 2002 compared to $264,000 in the prior year’s quarter. The increase of $84,000 is due primarily to costs associated with headcount reductions.

        See Note 3 to the Consolidated Financial Statements for description of the Company’s Discontinued Operations.

        The estimated effective income tax rate was 42% in the third quarter 2002 and 40% in the third quarter 2001. In both periods, the effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

Nine Months Ended September 30, 2002 and 2001

        Revenues in the nine months ended September 30, 2002 totaled $25.6 million compared to $32.3 million in the year-earlier period. The decrease in revenues of $6.7 million primarily consists of a decrease in finance income of $5.3 million and a decrease in fee income of $3.6 million, partially offset by an increase in operating lease revenues of $1.1 million and an increase in equipment sales and sales-type leases of $800,000.

        Revenues from equipment sales and sales-type leases totaled $9.7 million in the nine months ended September 30, 2002, compared to $8.9 million in the year-earlier period, an increase of $800,000. Such revenues include sales of used gaming devices previously under lease and sales of equipment at the inception of a lease in which a dealer’s profit or loss on the subject equipment is recognized. Differences in these revenues result from normal variations in the volume of significant transactions among accounting periods. Costs of such sales totaled $8.4 million in the nine months ended September 30, 2002, compared to $8.2 million in the year-earlier period, an increase of $200,000. Gross margin increased from 9% in the prior year to 14% in the current year. This increase primarily reflects more favorable pricing in the markets served by the Company.

        Rental revenues from operating leases increased to $9.6 million for the nine months ended September 30, 2002 compared to $8.5 million in the year-earlier period. This $1.1 million increase reflects the increase in the size of the Company’s portfolio of operating leases that occurred in the nine month period. Related depreciation was $6.4 million and $5.8 million for the nine months ended September 30, 2002 and 2001, respectively.

        Finance income declined $5.3 million for the nine months ended September 30, 2002 compared to the year- earlier period. This decline primarily reflects a one-time transaction in the quarter ended June 30, 2001 in which the Company recognized $4.8 million of finance income.

        Fee income totaled $1.1 million in the nine months ended September 30, 2002 compared to $4.7 million in the year-earlier period, a decrease of $3.6 million. Substantially all of the fee income in the year-earlier period was a nonrecurring fee from a significant customer.

        Casino revenues totaled $1.4 million in the nine months ended September 30, 2002 compared to $1.1 million in the year-earlier period, an increase of $365,000. Related casino costs were $1.8 million and $914,000 in the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company recorded one-time pre-opening expenses of $238,000 in the nine months ended September 30, 2002. The increase in casino revenues reflects the increased traffic due to additional machines installed as part of the expansion of the casino at the beginning of 2002. The increase in expenses reflects delays in construction, higher payroll and related costs and advertising associated with the expansion.

        Interest expense totaled $5.7 million in the nine months ended September 30, 2002 compared to $7.4 million in the year-earlier period. The decrease reflects the general decline in interest rates and lower levels of outstanding debt.

        Selling, general and administrative expenses totaled $3.2 million in the nine months ended September 30, 2002 compared to $4.2 million in the year-earlier period. The reduced expenses are primarily due to increased overhead capitalized as initial direct costs, reduced payroll and related costs and nonrecurring legal fees incurred in 2001, partially offset by increased expenses relating to non-allocated manufacturing overhead.

        Loss from discontinued operations was $2.2 million in the nine months ended September 30, 2002 compared to $1.1 million in the prior year period. The increase of $1.1 million is due primarily to the write-off of certain intangible assets.

        See Note 3 to the Consolidated Financial Statements for description of the Company’s Discontinued Operations.

        The estimated effective income tax rate was 42% in the nine months ended September 30, 2002 and 40% in the year-earlier period. The increase and the reason the effective rate was higher than the federal statutory tax rate of 34% was due primarily to state income taxes and permanent tax differences.

Liquidity and Capital Resources

        The Company’s activities are principally funded by proceeds from sales-type, direct finance and operating leases, equipment sales, fee income and proceeds from various forms of non-recourse and recourse debt. Although the availability of debt financing can significantly affect the Company’s ability to enter into new transactions, management believes the Company’s ability to generate cash from operations is sufficient to fund operations.

        Cash and cash equivalents totaled $3.2 million at September 30, 2002 and $4.1 million at December 31, 2001. During the nine months ended September 30, 2002, operating activities provided cash of $9.9 million compared to $8.7 million in the year-earlier period. For the nine months ended September 30, 2002, investing activities, consisting primarily of equipment purchased for leasing, utilized cash of $9.9 million, compared to $14.8 million in the year-earlier period. The decrease in cash utilized was due to, in part, a $8.4 million decrease in equipment purchased for leasing partially offset by a $2.5 million decrease in proceeds from equipment sold. For the nine months ended September 30, 2002, $913,000 was utilized in financing activities, compared to $5.2 million provided by financing activities in the year-earlier period. The decrease in cash provided by financing activities was due to, in part, a $2.2 million increase in restricted cash, a $2.0 million decrease in proceeds from borrowings, a $1.5 million increase in repayment of borrowings and a $474,000 increase in repayment of subordinated debt. Restricted cash represents amounts advanced by lenders to the Company to be used for funding future leasing transactions.

        Included in accounts payable at September 30, 2002 is $18.1 million payable to vendors of equipment presently under lease with customers. Amounts due equipment vendors are generally settled with the proceeds of borrowings utilizing the underlying leases and related equipment as security. In October 2002, $12.1 million of the balance outstanding at September 30, 2002 was paid with the proceeds of debt financing.

        Effective March 31, 2002, the Company amended a line of credit, reducing the maximum borrowings under the line from $3.5 million to $2 million, and changed the expiration date to December 31, 2002. The line of credit is utilized to finance games in inventory. Borrowings under the line averaged approximately $340,000 during the nine months ended September 30, 2002. The reduction in credit available under the line is not expected to have an impact on the Company’s on-going operations because the Company has discontinued the operation of its Table Games division and certain components of its Casino Slot Exchange® division, and consequently, the number of games in inventory has declined and is expected to continue to decline.

        At September 30, 2002, total borrowings were $64.3 million, compared to $64.8 million at December 31, 2001. At September 30, 2002, the Company’s credit and working capital facilities aggregated $19.9 million at interest rates ranging from 5.75% to 10.50%. Advances under these agreements aggregated $13.6 million at September 30, 2002. The Company’s current financial resources, including estimated cash flows from operations and the credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company’s total investment portfolio was $81.1 million at September 30, 2002, compared to $67.4 million at December 31, 2001. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

        Inflation is not expected to have a significant impact on the Company’s operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of the Company’s borrowings are under fixed interest rates, and maturities are matched with the cash flows of leased assets and notes receivables. A changing interest rate environment will not significantly impact the Company’s margins since the effects of higher or lower borrowing costs would be reflected in the rates for newly originated leases or collateralized loans, although higher interest rates could cause customers to defer lease or loan originations. Therefore, consistent with the Company’s strategy and intention to hold most of its lease and loan originations to maturity, the Company does not have a significant exposure to interest rate changes.

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

ITEM 4.  CONTROLS AND PROCEDURES

        Within 90 days prior to the filing date of this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        In May 2002, the Company received notification that Tekbilt, Inc. (“Claimant”) had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the “Agreement”) with Claimant in connection with the Company’s discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  OTHER INFORMATION.

        On August 14, 2002, the Company entered into an agreement with DigiDeal Corporation (“DigiDeal”) for the purpose of amending and/or terminating various existing agreements between the parties. In this agreement, among other things, DigiDeal granted the Company a geographically-limited, exclusive license and the ability for DigiDeal to buy out the exclusive license. This agreement is included as Exhibit 10.1 with this quarterly report on Form 10-Q.

        On October 1, 2002, Joe S. Rolston IV, the Company's Executive Vice President, General Counsel and Secretary, resigned from the Company. Mr. Rolston was succeeded as Secretary by Lona M.B. Finley.

        On October 16, 2002, the Company announced that it had engaged Libra Securities, LLC, a Los Angeles, California based investment banking firm, to assist in its previously announced efforts to explore a full range of strategic alternatives to maximize value for all shareholders, including, but not limited to, the sale of all or part of the Company, partnering or merging with another business, seeking significant investors or financing partners or other strategies designed to increase the amount of capital available for finance and lease origination. The engagement runs through December 31, 2002, after which it may be terminated by either party upon ten days notice.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)	The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	* First Amended and Restated Amendment and Termination Agreement, made on August 14, 2002 with an effective date of May 3, 2002, by and between PDS Gaming Corporation and DigiDeal Corporation.

99.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Confidential treatment has been requested with respect to certain portions of this agreement, of which certain portions have been omitted and filed separately with the Securities and Exchange Commission.

b)	Reports on Form 8-K. A Form 8-K was filed in July 2002 to report the termination of Johan P. Finley’s (the Company’s Chief Executive Officer) Rule 10b5-1 Stock Sales Plan effective July 11, 2002. A Form 8-K was filed in August 2002 to report the submission to the Securities and Exchange Commission of the certification required by its chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Form 10-Q for the quarterly period ended June 30, 2002. There were no other reports on Form 8-K during the quarter ended September 30, 2002 or during the period from September 30, 2002 to the filing date of this Quarterly Report on Form 10-Q.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION

Dated: November 12, 2002	By:/s/ Peter D. Cleary
President, Chief Operating Officer and Interim Chief Financial Officer and Treasurer (a duly authorized officer)