Form 10-K
period 2002-12-31
PDS GAMING CORP
filed 2003-03-31
CIK 921438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, $.01 Par Value

Common Stock Purchase Warrants
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of June 30, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the approximate market value of stock held by non-affiliates was $3,250,000 based upon 2,621,314 shares held by such persons and the closing price on June 28, 2002 (the last day of trading in the month) of $1.24.

        The number of shares outstanding of the Registrant's $0.01 par value common stock at March 5, 2003 was 3,801,939.

PART I

ITEM 1. BUSINESS

        PDS Gaming Corporation (the "Company" or "PDS") was incorporated under the laws of the State of Minnesota in 1988. The shareholders approved the change of the Company's name from PDS Financial Corporation to PDS Gaming Corporation at the Annual Meeting of Shareholders held on May 11, 2001. The Company's corporate offices and its equipment remarketing facilities are located in approximately 60,000 square feet of leased space at 6171 McLeod Drive, Las Vegas, Nevada 89120-4048.

        The Company was originally founded as a leasing company, specializing in vehicle and general equipment leasing transactions. The Company began providing equipment financing for new Native American gaming facilities in the Upper Midwest in early 1991. Since 1992, substantially all of the Company's gross financing originations have resulted from transactions in the gaming industry. In 1996, the Company established a sales office in Las Vegas, Nevada, which became the Company's principal office in 1997.

        The gaming equipment financed by the Company mainly consists of slot machines, video gaming machines, table games and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming related equipment, including restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment for casino operations. The Company generally targets established medium-sized casino operators that are opening new gaming facilities or expanding existing gaming facilities, as well as new domestic and Native American casinos that the Company believes have acceptable credit quality.

        In order to offer financing and gaming products to the gaming industry, the Company must be licensed in each jurisdiction in which it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant and certain of its directors, officers, key employees and significant shareholders. The Company currently is licensed in the states of Nevada (Manufacturer, Distributor, Slot Route Operator and Operator), New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and Washington and with numerous Native American jurisdictions. A significant percentage of the installed base of gaming devices in the United States is located in these jurisdictions. The Company believes its gaming licenses, coupled with its ability to remarket used gaming devices, provide a competitive advantage, enabling the Company to offer financing and leasing services that meet the needs of this industry more effectively than traditional financing.

        The Company entered into casino operations on January 25, 2001 when the Nevada Gaming Commission issued its final approval for the Company's acquisition of The Gambler casino. The Gambler, now known as Rocky's Casino and Sports Bar ("Rocky's"), is located on North Virginia Street in downtown Reno, Nevada. Rocky's is a nonrestricted licensed casino with an installed base of 187 gaming devices.

Recent Developments

        On February 24, 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group for $1.25 per share in cash and an additional $1.50 per share in deferred cash payment rights. The deferred payment rights represent the right to receive three equal installments of

$.50 per share of common stock on, respectively, the first, second and third anniversaries of the closing of the transaction. After the final deferred payment of $.50 is made on the third anniversary, total cash payments per share will total $2.75. The holders of such deferred payment rights will have no rights as shareholders of the Company, and the rights themselves will not be transferable except pursuant to testamentary disposition or by operation of law.

        The proposal is subject to, among other things, the execution of a definitive agreement, approval by a committee of the Company's independent directors and by a majority of the Company's shares not owned by the Management Group, the procuring of all necessary consents of the Company's commercial lenders and the trustees under the indentures covering the Company's outstanding debt securities (the "Indentures"), the securing of required approvals from all gaming regulatory agencies, the obtaining of the necessary financing, and the receipt by the Company of a favorable fairness opinion from an investment bank. The Management Group intends, pursuant to the terms of the Indentures, to maintain the Company's status as a public reporting company under the Securities Exchange Act of 1934 until July 1, 2004. The Management Group further intends to keep the Company's operations intact and maintain its headquarters at its present location.

Discontinued Operations

        In 1997, the Company established a sales and distribution division for gaming devices, then known as Casino Slot Exchange (formerly PDS Slot Source). During 2000, the Company acquired a website to better promote these activities worldwide and to expand its distribution activities beyond an outlet for its used gaming devices. As an additional distribution alternative, in June 2001, the Company acquired three retail locations that sold gaming collectibles, including home-use gaming devices. Two locations were subsequently closed, and the remaining one is located inside the Aladdin Resort on the Las Vegas Strip and is operated under a lease that expires in August 2010.

        The Company acquired the patent rights to a digital table games system and technology in 1999, and distributed these games to casinos. These activities were conducted under the Company's Table Games Division.

        At the end of the first quarter 2002, the Company discontinued operations of its Table Games Division, with the exception of servicing games currently under lease and selling or leasing games in inventory, and certain components of its Casino Slot Exchange Division. The Company has retained its ability to repair and remarket gaming devices which come off lease. The Company no longer purchases used gaming devices and reconditions them on a custom basis. This decision was made due to unacceptable operating results from, among other things, slower than anticipated customer installations, inadequate profit margins and the continuing costs of maintaining exclusive rights to certain intellectual property. Accordingly, the Company has reclassified these activities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of these decisions and actions, the Company recognized a disposal loss of $2.4 million in 2002 primarily related to the write-off of its investment in certain intangibles and other assets of the Table Games and Casino Slot Exchange Divisions. Pre-tax operating losses for the discontinued operations were $2.5 million, $2.4 million and $2.2 million in 2002, 2001 and 2000, respectively. Additional information on Discontinued Operations is contained in Note 7 to the Company's Consolidated Financial Statements included in Part IV, Item 15.

Gaming Industry

        The casino industry in the United States, and the gaming industry in general, have experienced substantial growth in the last decade. Prior to 1979, high stakes gaming activities were limited to Nevada. In 1979, casino gaming was legalized in New Jersey. Between 1979 and 1988, gaming activities by various Native American tribes developed, leading to the federal enactment of the Indian Gaming

Regulatory Act. The growth of Native American gaming served as a catalyst for many jurisdictions to consider non-Native American casino gaming and lotteries because of their potential as a source of government revenue. Since 1989, various forms of casino gaming have been legalized in numerous states, and many states either conduct lotteries or participate in multi-state lotteries. In addition, gaming facilities operate on cruise ships sailing out of other states such as Florida and Texas. Several other jurisdictions (including, for this purpose, Native American tribes) have approved or are considering approval of some form of legalized gaming. No assurance can be given as to the extent that additional jurisdictions will adopt legislation or ordinances permitting casino or other legalized gaming in the future, or the nature, timing and extent of legalized gaming development in any jurisdiction.

        The Company is licensed to serve customers in 11 states and in certain Native American jurisdictions in California, Iowa, Minnesota, New Mexico and North Carolina. Most of the casino operators that purchase, finance or lease gaming equipment from the Company cater to customers that live nearby or who drive to their facilities, and most of these operators are not heavily dependent upon convention events or airline travel to support their customer base. Those distinctions may lessen any negative economic impact the Company might suffer, as compared to other gaming companies, from economic downturns in the convention and airline travel industries.

Finance and Lease Operations

        The Company believes that the gaming industry in general has entered into a gaming equipment replacement and casino development cycle, which provides increased opportunities for the Company's financing and leasing services. The Company's ability to offer casino operators innovative financing structures provides a competitive advantage over non-licensed financial institutions. For example, a customer that is interested in acquiring additional gaming machines may be subject to certain debt covenants that restrict the acquisition of new machines with debt. As an alternative to purchasing additional machines through conventional financing and possibly violating its debt covenants, the customer can elect to lease new equipment from the Company. Overall, the Company believes its experience in and knowledge of the industry and its ability to remarket used equipment, as well as its licenses, allow it to offer financing packages and services that meet the needs of the industry in a more effective manner than traditional financing and leasing sources.

        The Company provides financing to its customers in the form of direct finance leases, sales-type leases and collateralized loans. Such financing transactions are either originated directly by the Company with the casino operator or are structured jointly with the gaming equipment manufacturer or distributor. Under these types of transactions, substantially all of the benefits and risks of ownership are borne by the lessee/borrower. Under a direct finance and sales-type lease, the lessee is required to pay the Company the purchase price of the gaming equipment plus interest over the term of the lease; if the lease payments are not sufficient to cover the purchase price of the gaming equipment, the lessee is required to pay the Company a balloon payment at the end of the lease term. Most of the Company's equipment financing transactions range from $500,000 to $2.5 million. The Company generally obtains the funds necessary for its direct finance leases or collateralized loans by pledging those assets against recourse or non-recourse borrowings or by selling all or a portion of its interest in the payment stream, often simultaneously with its origination of financing transactions.

        The Company also offers its customers operating leases, which afford the customer lower monthly payments and off-balance sheet financing. The Company believes that its operating lease program promotes its strategic objective of increasing recurring revenues. The Company appropriately retains ownership of the gaming equipment under operating leases, and at the end of the applicable lease term the Company offers the customer an option to purchase the gaming equipment at its then-determined fair market value, to extend the lease term or return the equipment. The Company receives rental income under a non-cancelable operating lease, which ranges from 6 to 48 months and has a typical term of 36 months. The casino operator incurs rental expense, and avoids reflecting an asset and related liability on its balance sheet. Returned machines are held for lease or resale by the Company.

        In 2001, the Company began originating certain operating leases on a participation basis. Under a typical participation lease, the Company receives a fixed percentage of the net win from each game, subject to certain minimums and maximums calculated on a per-machine, monthly basis. The Company has achieved increasing revenues and profits from this program, and intends to expand its originations of participation leases.

Casino Operations

        The Company's entry into casino operations was formalized on January 25, 2001, when the Nevada Gaming Commission issued its final approval for the Company's acquisition of The Gambler in Reno, Nevada. In February 2002, the property was renamed Rocky's Casino and Sports Bar after extensive renovation and retheming. Rocky's is a nonrestricted licensed casino with an installed base of 187 gaming devices.

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

Principal Customers

        Historically, the Company has experienced significant nonrecurring revenues in connection with the completion of large gaming equipment financing transactions. During 2002, revenues from the Company's three largest customers, as a percentage of total revenue, were 24%, 24% and 9%. Revenues from the Company's three largest customers, as a percentage of 2001 revenue, were 29%, 8% and 7%. Revenues from the Company's three largest customers, as a percentage of 2000 revenue, were 23%, 13% and 11%. Due to the non-recurring nature of its large gaming equipment financing transactions, the Company cannot estimate the relative level of revenues that may be derived from one or several customers during 2003.

Government Regulation

        Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal and state regulation and oversight. In order to (i) provide financing, (ii) own gaming devices to lease, (iii) distribute gaming devices, gaming equipment and/or table games and/or (iv) operate casinos, the Company must be properly licensed in each jurisdiction where it conducts business. As part of the licensing process, each gaming jurisdiction (including Native American gaming jurisdictions) performs a thorough investigation of each corporate applicant, its officers and directors and in some cases, significant shareholders and certain of its key employees. The Company, either directly or through one of its wholly owned subsidiaries, currently holds the following gaming licenses issued by state gaming regulatory authorities:

Jurisdiction	Type of License
California	Registered Manufacturer/Distributor
Colorado	Manufacturer/Distributor
Illinois	Supplier
Indiana	Supplier
Iowa	Distributor
Minnesota	Manufacturer/Distributor
Mississippi	Manufacturer/Distributor
Nevada	Manufacturer, Distributor, Slot Route Operator, Casino Operator
New Jersey	Casino Service Industry
New Mexico	Manufacturer/Distributor
Washington	Supplier, Manufacturer and Distributor

        The Company's licenses were renewed in New Mexico and Minnesota, and its license as a Supplier in Illinois was renewed in December 2002 as a one-year, conditioned license. The Company also renewed its Washington Supplier's license and was granted a Washington Distributor's license in 2002. It has filed renewal applications in Colorado and Iowa, and will be filing a renewal application in New Jersey in 2003. The Company believes all of its pending applications will be approved by the applicable gaming regulatory authorities.

        The Company is also licensed as a gaming Vendor or Supplier with several Native American tribes in California, including Barona, Cabazon, Campo, Dry Creek Rancheria, Middletown Rancheria, Pala Band and Paskenta, and has been licensed by other tribal gaming commissions in Iowa, Minnesota, New Mexico and North Carolina. The Company applies to renew those licenses and files applications for new licenses as business dictates.

        While not anticipated, expansion of the Company's activities may be hindered by the inability to obtain, or delays in obtaining, requisite state licenses or other approvals. No assurance can be given as to the term for which the Company's licenses will be renewed in a particular jurisdiction or as to the license conditions, if any, that may be imposed by such jurisdiction in connection with future renewals. The Company cannot predict the effect that the adoption of and changes in gaming laws, rules and regulations might have on its future operations.

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

        As described above under "Recent Developments," the Company has announced a proposed transaction where the Company will be "taken private." Such a transaction will require certain approvals from many of the gaming regulatory jurisdictions to which the Company is subject. The definitive proxy materials to be submitted to the Company's stockholders will discuss the regulatory approvals required for such transaction.

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

        The Company is required to be licensed as a distributor by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company also holds a manufacturer, slot route operator and an operator's license in Nevada. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and as such, is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a five percent or greater stockholder of, or receive any percentage of profits from, the Company without first reporting the acquisition to the Nevada Gaming Authorities and obtaining all required licenses and approvals. The Company has obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in the distribution of gaming devices and to act as a manufacturer of gaming devices in Nevada, operate a slot route or operate gaming establishments.

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

        In addition to gaming-related licensing and compliance, the sale of alcoholic beverages at gaming establishments is subject to licensing, control and regulation by applicable regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a materially adverse effect on the operations of such gaming establishments.

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

        Other Jurisdictions.    The Company currently is also licensed to operate (in addition to Nevada and New Jersey) at various levels in California (tribal), Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico, North Carolina (tribal), and Washington. Although the regulations in these jurisdictions are not identical to the States of Nevada and New Jersey, their material attributes are substantially similar, as described below.

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

Intellectual Property

        The Company does not rely on any patents, trademarks, licenses or franchises with respect to its finance and lease operations. Previously, in conjunction with its discontinued operations, the Company entered into agreements with third parties to secure various intellectual property rights with respect to certain table games and related technology. As part of its decision to discontinue certain operations, the Company either terminated said agreements or entered into mutual termination agreements with respect to said agreements.

Employees

        As of December 31, 2002, the Company employed 79 persons, including 4 in direct sales and marketing, 6 in retail store sales, 12 in equipment remarketing, 16 in general and administrative functions (including accounting, credit, legal, compliance and human resources) and 41 in casino operations.

ITEM 2. DESCRIPTION OF PROPERTIES

        The Company's corporate offices and its equipment remarketing facilities are located in approximately 60,000 square feet of leased space in Las Vegas, Nevada. The Company pays monthly rent of approximately $47,000 pursuant to leases expiring through December 31, 2004. The Company considers the facilities as adequate and suitable for the purposes they serve.

        In addition, the Company owns a 6,500 square foot building situated on approximately .15 acres located in downtown Reno, Nevada where it operates Rocky's Casino and Sports Bar. This land and building collateralize a $3 million line of credit that bears interest at the rate of prime plus 1.5% and matures in October 2003. As of December 31, 2002, the outstanding balance on this line of credit was $388,000.

ITEM 3. LEGAL PROCEEDINGS

        In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") with Claimant in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified. The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant. The Company seeks the dismissal of Claimant's claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees. Neither party has specified its alleged damages. The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in 2003. Although unable to predict the outcome of this matter, management believes the Claimant's claim to be without merit and will vigorously pursue all legal defenses available to it. Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company. Accordingly, no accounting recognition has been provided for losses, if any.

        On March 7, 2003, the Company announced that it had been named as a defendant in a purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada. The complaint alleges that the members of the Company's Board of Directors violated their fiduciary duties in approving a letter of intent with respect to the proposal submitted by a management group to acquire shares of common stock of the Company. The complaint seeks to enjoin the management group from acquiring the shares. The Company believes the allegations are without merit and intends to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2002, no matter was submitted to a vote of security holders.

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

	Price Range of Common Stock
	2002		2001
	High	Low	High	Low
First Quarter	$4.92	$3.00	$2.37	$1.22
Second Quarter	4.15	0.90	5.29	1.94
Third Quarter	1.50	0.43	5.29	1.58
Fourth Quarter	1.77	0.81	3.65	2.32

        As of March 5, 2003, the Company's common stock was held by 49 holders of record and an estimated 800 additional beneficial owners.

        No dividends were paid during the years ended December 31, 2002 and 2001. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. Certain of the Company's financing agreements restrict the payment of dividends. For additional information on restrictions on the payment of dividends, see Note 4 to the Company's Consolidated Financial Statements included in Part IV, Item 15.

Equity Compensation Plan Information

        With respect to the equity compensation plans, the Company has adopted the 1993 Stock Option Plan and the 2002 Stock Option Plan that are authorized to issue up to 1,600,000 shares and 800,000 shares, respectively, of the Company's common stock. The Company has not issued any stock options or other equity compensation other than through the 1993 Stock Option Plan, and has yet to issue any stock options or other equity compensation through the 2002 Stock Option Plan. The following table summarizes the Company's equity compensation plan that has been approved by stockholders and has not been approved by stockholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	735,000	$3.53	1,188,000
Equity compensation plans not approved by stockholders	0	0	0

	735,000	$3.53	1,188,000

Unregistered Issuances of Securities

        During the year ended December 31, 2002, the Company did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

        The table below sets forth selected consolidated financial data for the periods indicated, derived from the Company's consolidated financial statements. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and notes to the financial statements appearing elsewhere.

	Years Ended December 31
	2002	2001	2000	1999	1998
	(in thousands, except per share and number of shares data)
Income Statement Data
Revenues:
Equipment sales and sales-type leases	$18,907	$10,978	$31,288	$4,015	$12,684
Operating leases rentals	13,691	11,142	10,497	12,426	6,750
Finance income	4,911	10,912	7,509	5,511	3,033
Fee income	1,104	4,750	2,107	3,697	1,746
Casino	1,714	1,356

	40,327	39,138	51,401	25,649	24,213

Costs and expenses:
Equipment sales and sales-type leases	17,310	9,764	26,102	3,875	11,034
Depreciation on operating leases	9,388	7,642	8,217	8,773	4,931
Interest	7,832	9,704	8,358	8,133	5,049
Casino	2,555	1,270
Selling, general and administrative	3,985	5,619	4,337	4,424	4,521
Depreciation and amortization on other property	754	868	726	386	296
Collection and asset impairment provisions	141	147	212	1,395

	41,965	35,014	47,952	26,986	25,831

Income (loss) from continuing operations before income taxes and extraordinary item	(1,638)	4,124	3,449	(1,337)	(1,618)
Income taxes (benefit)	(528)	1,872	1,391	(349)	(615)

Income (loss) from continuing operations before extraordinary item	(1,110)	2,252	2,058	(988)	(1,003)
Income (loss) from discontinued operations, net of income taxes	(3,269)	(1,297)	(1,330)	254	1,359
Extraordinary gain on early extinguishment of debt, net of income tax		475

Net income (loss)	$(4,379)	$1,430	$728	$(734)	$356

Net income (loss) per common share:
Basic	$(1.15)	$0.38	$0.20	$(0.20)	$0.10
Diluted	(1.15)	0.37	0.20	(0.20)	0.09
Weighted average shares outstanding
Basic	3,794,000	3,730,000	3,711,000	3,684,000	3,611,000
Diluted	3,794,000	3,880,000	3,730,000	3,684,000	3,784,000
Balance Sheet Data
(in thousands)
Total assets	$97,838	$85,387	$84,301	$108,033	$79,629
Notes payable and subordinated debt	69,031	64,806	60,378	79,872	50,670

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is engaged in the business of leasing and other financing of gaming equipment and remarketing previously leased gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative. In early 2001 the Company received a nonrestricted gaming license to operate The Gambler, now known as Rocky's Casino and Sports Bar, in Reno, Nevada.

STRATEGY

        The Company's strategy is to increase recurring revenues and cash flows through originations of leases. In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties. In some of its transactions, the Company holds the leases or notes for a period of time after origination or retains a partial ownership interest in the leases or notes. The Company believes its ability to remarket used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions. The following schedule shows the amount of leases and collateralized equipment loans ("financing transactions") originated (in thousands):

	2002	2001	2000
Financing transactions originated and sold to third parties	$5,400	$1,000	$14,500
Financing transactions originated for the Company's portfolio	46,400	43,088	13,900

	$51,800	$44,088	$28,400

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

        The following is a summary of what management believes are the critical accounting policies related to the Company. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain. See Note 1, "Summary of Significant Accounting Policies," to the Company's Consolidated Financial Statements included in Part IV, Item 15 for a more detailed discussion of the Company's accounting policies.

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

RESULTS OF OPERATIONS

        During 2002, 2001 and 2000, the Company had net income (loss) of $(4,379,000), $1,430,000 and $728,000, respectively, on revenues of $40.3 million in 2002, $39.1 million in 2001 and $51.4 million in 2000.

        The Company's operating results are subject to quarterly and annual fluctuations resulting from a variety of factors, including variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, changes in the gaming industry which affect the demand for remarketed gaming devices, economic conditions in which a detrimental change can cause customers to delay new investments or increase the Company's bad debt experience and the level of fee income obtained through the sale of leases or financing transactions.

        The Company's quarterly operating results, including net income, have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. 2002 and 2001 are no exception. Transactions, including individually significant ones, can be in the negotiation and documentation stages for several months, and recognition of the resulting revenue and fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other period.

        The following information is derived from the Company's Consolidated Statements of Net Income (Loss) appearing on page F-4 of Part IV, Item 15, and is presented solely to facilitate the discussion of results of continuing operations that follows (in thousands):

	Condensed Consolidated Statements of Income For the Years Ended December 31,			Condensed Consolidated Statements of Income For the Years Ended December 31,
			The Effect on Net Income of Changes Between Years			The Effect on Net Income of Changes Between Years
	2002	2001		2001	2000
Equipment sales and sales-type leases gross margin	$1,597	$1,214	$383	$1,214	$5,186	$(3,972)
Finance and lease gross margin	9,214	14,412	(5,198)	14,412	9,789	4,623
Fee income	1,104	4,750	(3,646)	4,750	2,107	2,643
Interest expense	(7,832)	(9,704)	1,872	(9,704)	(8,358)	(1,346)
Casino gross margin	(841)	86	(927)	86	— -	86
Selling, general and administrative	(3,985)	(5,619)	1,634	(5,619)	(4,337)	(1,282)
Depreciation and amortization on other property	(754)	(868)	114	(868)	(726)	(142)
Collection and asset impairment provisions	(141)	(147)	6	(147)	(212)	65

Income (loss) from continuing operations before income taxes (benefit) and extraordinary item	$(1,638)	$4,124	$(5,762)	$4,124	$3,449	$675

EQUIPMENT SALES AND SALES-TYPE LEASES

        The table below summarizes the results of equipment sales and sales-type leases:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues:
Sales-type leases	$4,523	$1,019	$23,038
Equipment sales	3,725	5,002	4,073
Sale of equipment at lease termination	10,659	4,957	4,177

	18,907	10,978	31,288

Cost of goods sold:
Sales-type leases	3,878	807	19,359
Equipment sales	3,047	4,488	2,837
Sale of equipment at lease termination	10,385	4,469	3,906

	17,310	9,764	26,102

Gross margin	$1,597	$1,214	$5,186

        The Company realizes equipment sales and sales-type lease gross margin when a lessee purchases leased equipment (1) for which the Company is paid cash or receives a promissory note (reported as "equipment sales revenue") and (2) that the Company finances via a sales-type lease (reported as "sales-type leases revenue"). Gains generally arise upon lease termination in two ways:

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

        Revenue from equipment sales and sales-type leases varies, in part, on a yearly basis as a result of lessees' decisions about continued use of the equipment after lease end. Should a lessee decide to continue to use the equipment, the Company will typically sell the equipment to the lessee (for cash, for a promissory note, or under a sales-type lease) for a profit. Similarly, a lessee may choose to terminate a lease early and buy the equipment, usually resulting in a gain for the Company. Therefore in originating leases, the Company attempts to identify situations where the lessee would tend to keep the equipment beyond the lease period. Such situations increase the chance that the lessee will buy the equipment at the end of the lease term or terminate the lease early and buy the equipment. Revenue from equipment sales and sales-type leases is also dependent, to a large extent, upon the number of leases maturing in a particular period, since a greater number of leases increases the number of opportunities to sell equipment to the lessee at a gain.

        Sales-type lease revenue in 2000 reflects a higher number of sales-type leases than in the most recent two years. In 2000, a large number of lessees early terminated leases and financed the acquisition of the equipment through a sales-type lease. In 2002, one large finance lease was early terminated and the lessee purchased the equipment for cash. The resulting transaction was reported as a sale of equipment at lease termination.

FINANCE AND LEASE GROSS MARGIN

        Finance and lease gross margin consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Operating lease rentals	$13,691	$11,142	$10,497
Finance income	4,911	10,912	7,509
Depreciation on operating leases	(9,388)	(7,642)	(8,217)

	$9,214	$14,412	$9,789

        Finance and lease gross margin declined in 2002 primarily as a result of non-recurring income recognized in 2001 related to the workout and settlement of claims related to the Company's then largest customer ("the Customer"). Equipment under operating leases, net was $42.5 million and $22.6 million at December 31, 2002 and 2001, respectively. Notes and leases receivable amounted to $32.0 million and $43.5 million at December 31, 2002 and 2001, respectively. The changes reflect the Company's increased emphasis on originating a greater proportion of operating leases than notes and finance leases. The Company expects that it will continue to originate a greater proportion of operating leases to hold in its portfolio. Consequently, the portfolio of notes, accounts and leases receivable is expected to continue to decline in 2003.

        For notes and finance leases, finance income less interest cost associated with financing the underlying transaction is recognized as a constant percentage of the investment in the transaction over its life. Because the Company's investment in the transaction declines as monthly payments are received, a greater proportion of the inherent transaction profit is recognized early in its life. Because the portfolio of notes and finance leases is declining in size as it, on average, matures, finance income less interest cost will continue to decline.

        Operating lease margin (rent less depreciation) is constant over the life of the lease. However, because the interest cost associated with financing the operating lease is greater in the early term of the lease and declines as the lease matures, leasing margin, less interest cost, from an operating lease will be lower at the lease inception and increase over the life of the lease. Because the Company has originated an increasing number of operating leases, leasing margin, less interest expense, has increased at a lesser rate than the increase in the size of the underlying operating lease portfolio. This trend is expected to continue as the Company continues to originate a greater amount of operating leases than notes and finance leases.

        Finance and lease gross margin increased from 2000 to 2001, primarily due to finance income related to the Customer and an increase in operating lease margin of $1.2 million, or 54%, from $2.3 million in 2000 to $3.5 million in 2001. The increase in operating lease gross margin is due to a larger portfolio in 2001 and our normal recurring portfolio review that resulted in acceleration of depreciation on certain leases in 2000.

FEE INCOME

        Fee income includes primarily commissions earned for arranging financing between unrelated parties and for financial advisory services. Fee income also includes gross profit from the sale to third parties of the Company's interests in notes receivable and direct finance leases. Upon sale, the Company records fee income equal to the difference between the sales price and the carrying value of the related asset. Fee income has historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of the subsequent sale of notes receivable and direct finance leases.

        Fee income was $1.1 million, 4.7 million and $2.1 million in 2002, 2001 and 2000, respectively. Fee income in 2001 was higher than 2002 and 2000, primarily because of fees earned for financial advisory services for the Customer.

INTEREST EXPENSE

        Interest expense decreased to $7.8 million in 2002 from $9.7 million in 2001 due to lower levels of borrowings combined with generally lower interest rates. Interest expense increased in 2001 from $8.4 million to $9.7 million in 2001 due to higher levels of borrowings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The decrease of $1.6 million in selling, general and administrative expenses in 2002 compared to 2001 reflects:

  •
  Increased capitalized overhead of $519,000 due to significantly higher originations in 2002 as compared to 2001.

  •
  Legal fees and settlement costs of $355,000 incurred in 2001, but not in 2002, in connection with the bankruptcy of the Company's then most significant customer in 2001 and the resolution of a series of claims among the interested parties.

  •
  Costs of $225,000 incurred in 2001, but not in 2002, associated with the Senior Subordinated Debt exchange offer.

        The increase of $1.3 million in selling, general and administrative expenses in 2001 compared to 2000 reflects:

  •
  Increase in payroll and related costs of $348,000 from the expansion of the management team and additional administrative staff.

  •
  Legal fees and settlement costs of $355,000 incurred in 2001, but not in 2000, in connection with the bankruptcy of the Company's then most significant customer in 2001 and the resolution of a series of claims among the interested parties.

  •
  Costs of $225,000 incurred in 2001, but not in 2000, associated with the Senior Subordinated Debt exchange offer.

COLLECTION AND ASSET IMPAIRMENT PROVISIONS

        The collection and asset impairment provisions represent the Company's estimate of the amounts expected to be lost related to specific accounts, including estimated losses on future non-cancelable lease rentals and notes receivable. In 2002, the provision reflects reserves for various uncollectible receivables. In 2001, provisions made for one significant customer in 1999 and 2000 were reversed as the financial condition of the customer improved significantly. The receivables from this customer were collected in full in March 2002. The 2000 provision reflects one customer that defaulted under its financing agreements.

INCOME TAXES

        The Company's effective tax benefit rate was approximately 32% for 2002. The effective rate for 2002 is lower than the federal statutory rate of 34% due primarily to miscellaneous costs that are non-deductible for federal income tax purposes and therefore do not provide any tax benefit. The Company's effective tax rate was approximately 45% for 2001. The effective rate for 2001 is higher than the federal statutory rate of 34% due primarily to non-deductible amortization of asset/loan acquisition costs acquired through the issuance of warrants. The Company's effective tax benefit rate was approximately 41% for 2000, and is higher than the federal statutory rate of 34% due primarily to non-deductible amortization.

        The Company's deferred tax assets include net operating loss ("NOL") carryovers of approximately $600,000, which expire in 2022. The NOL may also be carried back up to five years. The NOL is available to offset federal income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, the Company had $115,000 in cash and cash equivalents, and $4.1 million in availability on lines of credit. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries. Payments under the Company's borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings. The Company manages its portfolio to optimize concentration among customers or geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

        On February 24, 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by the Management Group to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group. Under the terms of the letter of intent, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees. Management estimates that such costs will be in the range of $500,000 to $700,000, with said costs being paid from general corporate funds.

        The Company prepares its balance sheet in an unclassified format, as is customary in its industry, because the working capital concept is not particularly meaningful for its business. However, if the Company did prepare a classified balance sheet, the components of working capital, with the changes therein, would be presented as shown in the following table. The following table presents the components of consolidated working capital at December 31, 2002 and 2001 (in thousands):

	Balance at December 31,
	2002	2001	Change
Cash and cash equivalents	$115	$4,086	$(3,971)
Current portion of notes and lease receivables, net	11,081	14,773	(3,692)
Current payments due from equipment under operating leases	18,821	9,621	9,200
Equipment held for sale or lease	3,350	4,941	(1,591)
Other current assets	9,806	3,509	6,297

Total current assets	43,173	36,930	6,243

Customer deposits	3,440	2,147	1,293
Current portion of notes payable and subordinated debt	30,671	20,302	10,369
Accounts payable and other accrued expenses	2,832	4,764	(1,932)

Total current liabilities	36,943	27,213	9,730

Net working capital (deficit)	$6,230	$9,717	$(3,487)

CASH FLOW

        Net cash provided by continuing operating activities amounted to $16.4 million in 2002 compared to $13.3 million in 2001. Net cash provided by continuing operating activities includes cash used for originating notes and direct finance leases, and cash provided by collections on notes and direct finance lease receivables and proceeds from sale or discounting of notes and leases receivable, as well as the collection of deposits on originated leases and notes receivable and the return to customers of deposits at maturity of a lease or note. The higher level of cash provided by continuing operating activities in 2002 primarily reflects higher proceeds from those activities. Without considering those activities, net cash provided by operating activities was approximately $6 million in 2002, compared to approximately $13 million in 2001. The decline reflects the Company's operating losses for 2002. With respect to the Company's discontinued operating activities, the Company used net cash of $1.6 million in 2002 and $1.5 million in 2001.

        During the year ended December 31, 2001, the cash provided by investing activities was $4.0 million compared to $22.4 million of cash used for investing activities in 2002. This decrease in cash provided by investing activities is primarily a result of the sale of equipment in 2001. In 2002, cash provided by financing activities was approximately $3.6 million, and in 2001, cash used in financing activities was approximately $13.8 million. The increase in cash provided by financing activities reflects the cash flow from the sale of equipment that was used to repay debt in 2001.

        See Note 4 to the Company's Consolidated Financial Statements included in Part IV, Item 15 for a description of the Company's debt financing.

        The Company's current financial resources, including estimated cash flows from future operations and the lines of credit which total approximately $16.9 million (of which $4.1 million is available as of December 31, 2002), are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities described above, the Company has developed a network of financial institutions from which it borrows money related to specific financial transactions and to which it sells financial transactions on a regular basis. The Company is also actively pursuing additional financing in the form of subordinated debt from a private placement, the proceeds of which would be secured by new finance originations. No assurance can be given that the Company will be successful in completing this financing.

        Inflation has not had a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        As of December 31, 2002, the Company's contractual cash obligations under its lines of credit, equipment notes, subordinated debt and operating leases for the next five years are as follows (in thousands):

		Payments due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Lines of credit	$12,853	$7,631	$5,222
Equipment notes (recourse)	21,838	5,692	4,046	$772	$11,328
Equipment notes (nonrecourse)	25,726	13,780	11,946	—	—
Subordinated debt	9,162	3,568	4,492	1,102	—
Operating leases	2,717	826	1,028	376	487

Total	$72,296	$31,497	$26,734	$2,250	$11,815

        For additional information, see Note 4, "Notes Payable and Subordinated Debt," and Note 11, "Commitments and Contingencies," of the Company's Consolidated Financial Statements included in Part IV, Item 15.

FORWARD-LOOKING STATEMENTS

        Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; the effects of the proposed going private transaction; uncertainty of market acceptance of the Company's products and services; unproven performance of Rocky's; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; the ability of the Company to recover its investment in gaming equipment leased under operating leases as well as its investment in used gaming machines purchased for refurbishment and resale to customers; the risk of default by the Company's customers with respect to its financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

        Effects of Proposed Going Private Transaction.    The proposed going private transaction announced on February 24, 2003 may cause substantial time commitments for the Company's executive officers and directors. Should these matters distract management from the Company's business, the Company's operations could be adversely affected.

        Strict Regulation by Gaming Authorities.    Financing gaming equipment and remarketing gaming machines to casino operators in the United States are subject to strict regulation under various state, county and municipal laws. The Company and its required officers and certain shareholders have received the necessary licenses, permits and authorizations required to own and distribute gaming machines in Nevada, New Jersey, Mississippi, California, Colorado, Iowa, Indiana, Illinois, New Mexico, Minnesota and Washington. Additionally, the Company has received its slot route operator's and operator's licenses in Nevada. Failure of the Company or any of its key personnel to obtain or maintain the requisite licenses, permits and authorizations would have a materially adverse effect on the Company. Expansion of the Company's activities may be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which the Company's licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on its future operations.

        Competition.    In recent years, the Company has focused primarily on providing financing to the gaming industry, including remarketing previously leased gaming machines to casino operators in the United States. In the gaming equipment financing market, the Company competes primarily with equipment manufacturers and to a lesser extent with leasing companies, commercial banks and other financial institutions. Certain of the Company's competitors are significantly larger and have substantially greater resources than the Company. With regard to casino operations, gaming of all types is available throughout Nevada, including many locations that compete directly or indirectly with Rocky's in Reno, Nevada. The operation of casinos is a highly competitive business. In fact, Reno, Nevada casinos are anticipated to suffer greater competitive risks from a major Native American owned casino complex scheduled to open in June 2003 near Sacramento, California. The principal competitive factors in the industry include the quality and location of the facility, the nature and quality of the amenities and customer services offered and the implementation and success of marketing programs. Significant competition encountered by the Company may have a materially adverse effect on the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

        Demand for the Company's Products and Services.    The Company believes that its ability to increase revenues, cash flow and profitability will depend, in part, upon continued market acceptance of the Company's products and services. There can be no assurance that the market acceptance of the Company's products and services will continue. Changes in market conditions in the gaming industry and in the financial condition of casino operators, such as consolidation within the industry or other factors, could limit or diminish market acceptance of these products and services. Historically, the Company has experienced significant nonrecurring revenues in connection with its financing and sales of gaming equipment to casino operators. The Company has attracted new customers to replace these nonrecurring revenues. Insufficient market acceptance of the Company's products and services or a decline in the public acceptance of gaming could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

        Risks Relating to Sovereign Nation Status of Certain Customers.    The Company has provided, and may provide in the future, financing to Native American tribes. Native American tribes in the United States generally enjoy sovereign immunity from lawsuits, similar to that of the United States government. Although the Company generally obtains a waiver of sovereign immunity, there can be no assurance that a tribe will not assert sovereign immunity, even if such right has been waived. The law regarding sovereign immunity is unsettled. If any Native American tribe defaults and successfully asserts its right of sovereign immunity, the Company's ability to recover its investment and originate and sell future Native American gaming transactions could be materially adversely affected.

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

        Control by Current Management.    Johan P. Finley, the Company's founder and Chief Executive Officer, owns approximately 23.5% of the Company's outstanding common stock. In addition, Mr. Finley's wife and children own approximately 7.1% of the Company's outstanding common stock. Thus, Mr. Finley effectively controls the election of all members of the Company's Board of Directors and determines all corporate actions. Such ownership may discourage acquisition of large blocks of the Company's securities and may depress the price of the common stock and have an anti-takeover effect.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements, including notes thereto, are listed in Part IV, Item 15 of this report and are included after the signature page beginning on page F-1. The Company's supplementary financial data is contained in Note 14 to the Company's Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The number of directors currently serving on the Company's Board of Directors is six. Each director holds office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

        Certain biographical information furnished by the Company's incumbent directors and executive officers is presented as follows:

        JOHAN P. FINLEY, age 41, is the founder of the Company and has been its Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in February 1988. He was President of the Company from its inception to July 1999. In addition, Mr. Finley was the President and Chief Executive Officer of RCM Inc. and Home Products, Inc. from 1991 to 1994.

        PETER D. CLEARY, age 45, has been a member of the Company's Board of Directors since January 1996 and has been President, Chief Operating Officer and Treasurer of the Company since July 1999. He was Executive Vice President of the Company from November 1998 to July 1999. Prior to that, Mr. Cleary served as Vice President and Chief Financial Officer from September 1995 to November 1998. From 1980 to 1995, Mr. Cleary served in various positions with Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP), most recently as Audit Manager.

        JOEL M. KOONCE, age 64, has been a member of the Company's Board of Directors since April 1994. From 1986 to 1998, he served as Group Vice President and Chief Financial and Administrative Officer of CENEX, Inc., a distributor of petroleum and agronomy products and other farm supplies located in St. Paul, Minnesota. Prior to joining CENEX, Mr. Koonce served in various management positions with Land O'Lakes, most recently as Vice President of Administration and Planning for Agricultural Services. Mr. Koonce served in various management positions for General Mills from 1965 to 1981.

        JAMES L. MORRELL, age 49, has been a member of the Company's Board of Directors since March 1996, and is an independent financial consultant. From 1986 to 1995, Mr. Morrell was employed by Dain Bosworth Inc. where he held a number of management positions, most recently Managing Director, Corporate Finance. During 1997, Mr. Morrell served as acting Chief Financial Officer of Miller & Schroeder Financial, Inc., a company that has served as a lender to the Company. During 2001, Mr. Morrell served as President and Chief Financial Officer of The Marshall Group, a company that has provided investment banking services to the Company.

        PATRICK R. CRUZEN, age 56, has been a member of the Company's Board of Directors since June 2000. He is currently President of Cruzen & Associates, which offers a wide range of project-based services to the gaming industry. Mr. Cruzen was previously President and Chief Operating Officer of Grand Casinos from 1994 to 1996. From 1990 until 1994, Mr. Cruzen served as Senior Vice President of Finance/Administration of MGM Grand, Inc.

        LONA M.B. FINLEY, age 38, has been a member of the Company's Board of Directors since May 1998, and has been Chief Administrative Officer since July 1998, Executive Vice President since February 2002, and Secretary since October 2002. Ms. Finley has served in various other positions with the Company since 1988, and is the spouse of Johan P. Finley.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("ten-percent owners") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and subsequent reports of changes in ownership of a registered class of the Company's equity securities. Directors, executive officers and 10% owners are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the compensation of the Company's executive officers as of December 31, 2002 who received total salary and bonus in excess of $100,000 for the year ended December 31, 2002 (the "Named Executive Officers").

Long-term Compensation
Annual Compensation
Name and Principal Position					Securities Underlying Options	All Other Compensation
	Year	Salary	Bonus
Johan P. Finley, Chief Executive Officer and Chairman of the Board	2002 2001 2000	$341,250 325,000 325,000	$	— 50,000 50,000	25,000 25,000 25,000	$25,740(1 18,313(1 8,642(1	) ) )
Peter D. Cleary, President, Chief Operating Officer and Treasurer	2002 2001 2000	$210,000 195,000 140,000		— — —	10,000 — —	$5,500(2 4,217(2 3,964(2	) ) )

(1)
Consists of Company contributions to a 401(k) profit sharing plan in the amount of $5,500, $5,250 and $5,250 in 2002, 2001 and 2000, respectively, Company-paid life insurance premiums in the amount of $19,343, $12,000 and $2,092 in 2002, 2001 and 2000, respectively, and an automobile allowance of $897, $1,063 and $1,300 in 2002, 2001 and 2000, respectively.

(2)
Consists of Company contributions to a 401(k) profit sharing plan in the amount of $5,500, $4,217 and $3,964 in 2002, 2001 and 2000, respectively.

Employment Agreements

        The following information describes the employment agreements of the Named Executive Officers.

        In February 1998, the Company entered into a five-year employment agreement with Johan P. Finley. The agreement provides for a monthly salary of $27,083 that is subject to annual increases as recommended by the Compensation Committee and approved by the Board of Directors. In January 2002, Mr. Finley received a salary increase to $28,437 per month. Mr. Finley also receives a grant of 25,000 stock options each year during the term of the agreement, each of which vests over a five year period. The agreement provides for annual bonuses in increments of $50,000 if the Company meets certain earnings per share projections. The agreement provides that Mr. Finley is entitled to an automobile of his selection, a life insurance policy and certain other benefits that are generally available to salaried employees of the Company. The agreement also contains provisions regarding payments to be made to Mr. Finley in the event of a termination of his employment by the Company, change in control of the Company or a sale of the majority of the Company's assets or stock. Mr. Finley's employment contract was extended by vote of the Board of Directors on February 10, 2003 for an additional two-year period, and included modifications to the change in control provisions included in the agreement. As modified, Mr. Finley is entitled to a reduced sale bonus of $250,000 in the event of the sale of a majority of the Company's assets or stock to a single purchaser or group of purchasers.

        In September 1995, the Company entered into an employment agreement with Peter D. Cleary that renewed automatically for a one-year term in September 2000. In January 2002, the Company renewed its employment agreement with Mr. Cleary. Under the terms of this one-year contract, Mr. Cleary receives a salary of $210,000 and a grant of 10,000 stock options in 2002 and is eligible to earn an annual cash and/or stock option bonus based on various factors and in the sole and absolute discretion of the Compensation Committee. Unless terminated by either party, the contract renews automatically each year.

        Each employment agreement is subject to earlier termination for cause or upon disability or death. In the event of termination for cause, each employment agreement provides for the payment of salary through the effective date of the termination. In the event of termination without cause, each employment agreement provides for the accelerated vesting of the employee's unvested options and the lump-sum payment by the Company of the employee's then current annual base salary. In the event of a change of control, each employment agreement permits the employee to either remain an employee of the Company or its successor or terminate the agreement such that the employee's unvested options become vested and the Company becomes obligated to provide the lump-sum payment of the employee's then current annual base salary. Mr. Finley has agreed not to compete with the Company following termination of employment for a period of two years. Mr. Cleary has agreed not to compete with the Company following termination of employment for a period of six months.

        The Company's executive officers have waived the stock option grants that would otherwise have been granted to each of them in February 2003 pursuant to their employment contracts.

Stock Options

        In the event of dissolution, liquidation or a change in control of the Company (as described in the Company's stock option plans), all outstanding options under the Company's stock option plans will become exercisable in full and each optionee will have the right to exercise his or her options or to receive a cash payment in certain circumstances.

        The following table summarizes certain information concerning stock option grants made in 2002 to the Named Executive Officers. Shown are hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the term of the options. Any amount realized upon exercise of the options will depend upon the market price of the Company's common stock at the time the option is exercised relative to the exercise price of the option. There is no assurance that the amounts reflected in this table will be realized.

2002 STOCK OPTION GRANTS

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms
	Number of Shares Underlying Options Granted (1)	Percent of Total Options Granted to Employees in 2002	Option Term
Name			Exercise or Base Price ($/Share)	Expiration Date
					5%	10%
Johan P. Finley	25,000	17.64%	$4.60	1/31/07	$32,000	$70,000
Peter D. Cleary	10,000	7.06%	3.78	3/01/12	24,000	60,000

(1)
Options become exercisable 20% per year over a five-year period beginning one year after the date of the grant.

2002 YEAR-END OPTION VALUE TABLE

        The following table sets forth the number and aggregate dollar value of all unexercised options held by the Named Executive Officers as of the end of 2002. Since the closing bid price of a share of the Company's common stock on December 31, 2002 was $1.12, there was no current value for the unexercised, in-the-money options held by the Named Executive Officers. There were no options exercised by the Named Executive Officers during 2002.

	Number of Shares Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
Name
	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Johan P. Finley	51,000	70,000	$0	$0
Peter D. Cleary	111,000	43,000	$0	$0

Compensation of Directors

        Each non-employee Board member receives an annual cash retainer of $10,000 and a fee of $1,750 for each in-person Board meeting attended and $875 for each telephone meeting. Upon the initial election or appointment to the Board of Directors, each non-employee director is automatically granted a non-qualified option to purchase 10,000 shares of the Company's Common Stock at its fair market value on the date of grant. The option has a term of ten years and becomes exercisable as to 2,500 shares on the date of each Annual Meeting of Shareholders at which the director is re-elected or is serving an unexpired term. In addition, the Company grants a non-qualified stock option to purchase 5,000 shares of the Company's Common Stock at its fair market value on the date of grant to each non-employee director on an annual basis. The option has a term of ten years and becomes exercisable as to 1,000 shares on the date of each Annual Meeting of Shareholders at which the director is re-elected or is serving an unexpired term. The Company reimburses officers and directors for their authorized expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The Company's only outstanding class of voting securities is Common Stock, $0.01 par value, of which 3,801,939 shares were outstanding as of the close of business on March 5, 2003. Each share of Common Stock is entitled to one vote on all matters put to a vote of shareholders. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 5, 2003 by: (i) each person known by the Company to be the beneficial owner of more than

5% of the outstanding shares of Common Stock; (ii) each director; (iii) each executive officer of the Company included in the Summary Compensation Table set forth provided in Item 11, "Executive Compensation"; and (iv) all executive officers and directors as a group.

        Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names:

Name	Number(4)	Percent of Class
Johan P. Finley (1)(2)	980,786	25.3%
Peter D. Cleary (1)	127,358	3.3%
Lona M.B. Finley (1)(3)	401,377	10.2%
Joel M. Koonce (1)	23,500	*
James L. Morrell (1)	20,000	*
Patrick R. Cruzen (1)	5,000	*
All officers and directors as a group (6 persons)	1,558,021	40.0%

*
Less than 1%

(1)
The address of such person is 6171 McLeod Drive, Las Vegas, NV 89120-4048.

(2)
Includes 11,200 shares held as co-trustee for minor child also claimed by spouse as co-trustee. Mr. Finley disclaims beneficial ownership of the shares held by Lona M.B. Finley, his spouse.

(3)
Includes 49,000 shares held by Ms. Finley as custodian for her minor children and 11,200 shares held as co-trustee for minor child also claimed by spouse as co-trustee. Ms. Finley disclaims beneficial ownership of the shares held by Johan P. Finley, her spouse.

(4)
Includes shares of Common Stock issuable to the following persons upon exercise of options that are currently exercisable or that will become exercisable within 60 days of March 5, 2003: Johan P. Finley, 76,000 shares; Peter D. Cleary, 113,000 shares; Lona M.B. Finley, 133,091 shares; Joel M. Koonce, 20,000 shares; James L. Morrell, 20,000 shares; Patrick R. Cruzen, 5,000 shares; all executive officers and directors as a group, 370,841 shares.

        For information with respect to the Company's equity plan information, see Item 5, "Market for Common Equity and Related Stockholder Matters—Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company entered into a letter of intent, dated as of February 23, 2003, with Johan P. Finley, Lona M.B. Finley and Peter D. Cleary with respect to a proposed going private transaction. For additional information, see Item 1, "Business—Recent Developments."

ITEM 14. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), the Company evaluated, under the supervision of its Chief Executive Officer and its President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company concluded that its disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

        Changes in internal controls.    Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements

        The financial statements listed on the accompanying Index of Financial Statements (page F-1) are filed as part of this annual report.

(b)
Reports on Form 8-K

        During the quarter ended December 31, 2002, no reports on Form 8-K were filed by the Company. A Form 8-K was filed on February 27, 2003 for the purpose of reporting the letter of intent with respect to a proposal submitted by a management group consisting of Johan P. Finley, Lona M.B. Finley, and Peter D. Cleary to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the management group for $1.25 per share in cash, and an additional $1.50 per share in deferred cash payment rights. There were no other reports on Form 8-K during the period from January 1, 2003 to the filing date of this Annual Report on Form 10-K.

(c)
Exhibits

        Included as Exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record, as of the record date for its 2003 Annual Meeting of Shareholders, a copy of any of the exhibits listed below upon payment of $0.25 per page.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation dated September 21, 1993 (4)
3.2	Articles of Amendment to Articles of Incorporation dated February 24, 1994 (4)
3.3	Articles of Amendment to Articles of Incorporation dated April 26, 1994 (4)
3.4	Articles of Amendment of Amended and Restated Articles of Incorporation dated May 3, 1995 (4)
3.5	Bylaws of the Registrant (1)
3.6	Certificate of Designation of Preferred Stock dated March 30, 1998 and filed as of April 7, 1998 (13)
3.7	Amended and Restated Bylaws dated May 12, 2000 (18)
3.8	Articles of Amendment to Articles of Incorporation dated May 14, 2001 (14)
4.1	Specimen of Common Stock Certificate (1)
4.2	Indenture, between PDS Financial Corporation and U.S. Bank Trust National Association for the Registrant's 10% Senior Subordinated Notes Due July 1, 2004 (5)
4.3	Indenture between PDS Gaming Corporation and U.S. Bank Trust National Association for the Registrant's 12% Senior Subordinated Notes Due July 1, 2007 (15)
10.1	Industrial Real Estate Lease dated April 29, 1997, between the Registrant, as Tenant, and Patrick Commerce Center, LLC, as Landlord (4)
10.2	1993 Stock Option Plan, as amended (1)
10.3	Form of Incentive Stock Option Agreement (1)
10.4	Form of Non-Qualified Stock Option Agreement (1)
10.5	Employment Agreement between the Registrant and Johan P. Finley, dated February 1, 1998 (1)
10.6	Form of Tax Indemnification Agreement between the Registrant and Johan P. Finley (1)
10.7	Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as lender, and the Registrant as Borrower (6)
10.8	Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as lender, and PDS Financial Corporation-Nevada, as Borrower (6)
10.9	Master Loan Agreement, dated December 15, 1998, by and among the Registrant, PDS Financial Corporation-Nevada and Miller & Schroeder Investments Corporation (6)
10.10	Loan and Security Agreement, dated April 28, 1999 between SunWest Bank as Lender and PDS Financial Corporation-Nevada as Borrower (9)
10.11	Master Revolving Line of Credit — Promissory Note by and among the Registrant, PDS Financial Corporation — Nevada and Nevada State Bank, dated April 22, 1999 (9)
10.12	Master Loan Agreement, dated October 28, 1999, by and among the Registrant, PDS Financial Corporation-Nevada and Miller & Schroeder Investments Corporation (9)

10.13	Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and between the Registrant and DigiDeal Corporation dated June 16, 1999 (8)
10.14
Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights (Sovereign Nations) by and between the Registrant and DigiDeal Corporation dated June 16, 1999 (8)
10.15
Amended and Restated Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and between the Registrant and DigiDeal Corporation, effective June 16, 1999 and dated September 7, 2000 (12)
10.16	Deferred Compensation Plan, adopted February 4, 2000 and effective as of April 1, 2000 (10)
10.17	Purchase Agreement by and among the Registrant, PDS Financial Corporation and C.J. Classics, Inc. dated June 12, 2000 (11)
10.18
† Amended and Restated Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and among the Registrant and DigiDeal Corporation, effective August 31, 1999 and dated February 23, 2001 (12)
10.19
Amended and Restated Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights (Sovereign Nations) by and among the Registrant and DigiDeal Corporation, effective August 31, 1999 and dated February 23, 2001 (13)
10.20	† License Agreement, dated March 20, 2001, between Action Gaming, Inc. and the Registrant (18)
10.21	Promissory Note, dated May 14, 2001, between U.S. Bank National Association, as lender, and PDS Financial Corporation, et. al., as borrower (16)
10.22	Loan and Security Agreement (Full Recourse), dated as of July 26, 2001, between SunWest Bank, as lender, and PDS Financial Corporation-Nevada, as borrower (17)
10.23
Loan Agreement, dated as of August 6, 2001, by and between Bremer Business Finance Corporation, as lead lender, and PDS Gaming Corporation, PDS Gaming Corporation-Nevada, PDS Financial Corporation-Mississippi and PDS Gaming Corporation-Colorado, as borrower (17)
10.24
Master Guidance Line Promissory Note, dated October 18, 2001, by PDS Gaming Corporation, PDS Gaming Corporation-Nevada, PDS Financial Corporation-Mississippi and PDS Gaming Corporation-Colorado in favor of First International Bank & Trust (18)
10.25	† Nonrecourse Proceeds Sharing Agreement, dated December 31, 2001, between Heller EMX, Inc. and the Registrant (18)
10.26	† Distributor Agreement, dated January 1, 2002, between TEKBILT, Inc. and the Registrant (18)
10.27	† Remarketing and Repurchase Agreement, dated January 11, 2002, between TEKBILT, Inc. and the Registrant (18)
10.28	Credit Agreement, dated February 1, 2002, between Wells Fargo Bank, National Association, and the Registrant (18)

10.29	Employment Agreement, dated February 28, 2002, between the Registrant and Peter D. Cleary (18)
10.30	Employment Agreement, dated February 28, 2002, between the Registrant and Lona M. B. Finley (18)
10.31	Promissory Note, dated March 13, 2002, between First Savings Bank and the Registrant (19)
10.32	2002 Stock Option Plan (20)
10.33	Amendment to Loan Agreement and Note, dated May 3, 2002, between U.S. Bank N.A. and the Registrant (19)
10.34	† Amendment and Termination Agreement, dated May 3, 2002, by and between DigiDeal Corporation and the Registrant (19)
10.35
Master Loan Agreement, dated as of May 14, 2002, by and among PDS Gaming Corporation, PDS Gaming Corporation-Nevada, PDS Gaming Corporation-Mississippi, PDS Gaming Corporation-Colorado, and First State Bank of Thermopolis (21)
10.36	† First Amended and Restated Amendment and Termination Agreement, made on August 14, 2002 with an effective date of May 3, 2002, by and between PDS Gaming Corporation and DigiDeal Corporation (22)
10.37	Letter Agreement, dated as of February 10, 2003, between the Registrant and Johan P. Finley amending the Employment Agreement between the Registrant and Johan P. Finley, dated February 1, 1998
10.38	Letter of Intent, dated February 23, 2003, by and between Johan P. Finley, Lona M.B. Finley, Peter D. Cleary and the Registrant
10.39	Press release, dated February 24, 2003, announcing the execution of the Letter of Intent (23)
10.40	Press release, dated February 26, 2003, announcing clarification regarding deferred payment rights described in the press release dated February 24, 2003 (23)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Footnotes to Exhibit Index

(1)
Incorporated by reference to the Registrant's previously filed Registration Statement on Form SB-2 (No. 33-76948C)

(2)
Not used

(3)
Not used

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
Not used

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

(16)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended June 30, 2001

(17)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 2001

(18)
Incorporated by reference to the Registrant's previously filed Form 10-K for the year ended December 31, 2001

(19)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended March 31, 2002

(20)
Incorporated by reference to the Registrant's previously filed Form 14A, Definitive Proxy Statement, filed on April 12, 2002

(21)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended June 30, 2002

(22)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 2002

(23)
Incorporated by reference to the Registrant's Form 8-K previously filed on February 27, 2003

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

PDS GAMING CORPORATION
Date: March 31, 2003	By:	/s/ JOHAN P. FINLEY Johan P. Finley Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

Name		Title

By	/s/ JOHAN P. FINLEY Johan P. Finley	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)
By	/s/ PETER D. CLEARY Peter D. Cleary	President Chief Operating Officer, Treasurer, Interim Chief Financial Officer, Director
By	/s/ LONA M.B. FINLEY Lona M.B. Finley	Executive Vice President, Secretary, Chief Administrative Officer, Director
By	/s/ PATRICK R. CRUZEN Patrick R. Cruzen	Director
By	/s/ JOEL M. KOONCE Joel M. Koonce	Director
By	/s/ JAMES L. MORRELL James L. Morrell	Director

CERTIFICATIONS

I, Johan P. Finley, Chief Executive Officer and Chairman of PDS Gaming Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of PDS Gaming Corporation;

2.
Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the yearly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

c.
presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ JOHAN P. FINLEY Johan P. Finley, Chief Executive Officer and Chairman

I, Peter D. Cleary, President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer of PDS Gaming Corporation, certify that:

1.
I have reviewed this yearly report on Form 10-K of PDS Gaming Corporation;

2.
Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the yearly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

c.
presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ PETER D. CLEARY Peter D. Cleary, President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this report:
Page
Consolidated Financial Statements:
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7 - F-21
Schedule II—Valuation and Qualifying Accounts and Reserves	F-22

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of PDS Gaming Corporation:

        We have audited the accompanying consolidated balance sheets of PDS Gaming Corporation and Subsidiaries as of December 31, 2002 and 2001, and related consolidated statements of income (loss), stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDS Gaming Corporation and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

        In connection with our audits of the consolidated financial statements referred to above, we audited the financial schedule of valuation and qualifying accounts and reserves for the years ended December 31, 2002, 2001 and 2000. In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

PIERCY, BOWLER, TAYLOR & KERN
Certified Public Accountants and Business Advisors,
A Professional Corporation

Las Vegas, Nevada
March 14, 2003

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS:
Cash and cash equivalents	$115,000	$4,086,000
Restricted cash	1,377,000
Notes, accounts and leases receivable, net of allowances	41,203,000	44,800,000
Equipment under operating leases, net	42,487,000	22,613,000
Equipment held for sale or lease	3,350,000	4,941,000
Other assets, net	9,306,000	8,947,000

	$97,838,000	$85,387,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment vendors payable	$14,385,000	$589,000
Accounts payable	233,000	690,000
Customer deposits	3,440,000	2,147,000
Notes payable	59,977,000	53,640,000
Subordinated debt	9,054,000	11,166,000
Accrued expenses and other	2,599,000	4,727,000

	89,688,000	72,959,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,799,978 and 3,745,872 shares issued and outstanding	38,000	37,000
Additional paid-in capital	11,812,000	11,712,000

Retained earnings (deficit)	(3,700,000)	679,000

	8,150,000	12,428,000

	$97,838,000	$85,387,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Equipment sales and sales-type leases	$18,907,000	$10,978,000	$31,288,000
Operating lease rentals	13,691,000	11,142,000	10,497,000
Finance income	4,911,000	10,912,000	7,509,000
Fee income	1,104,000	4,750,000	2,107,000
Casino	1,714,000	1,356,000

	40,327,000	39,138,000	51,401,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	17,310,000	9,764,000	26,102,000
Depreciation on operating leases	9,388,000	7,642,000	8,217,000
Interest	7,832,000	9,704,000	8,358,000
Casino	2,555,000	1,270,000
Selling, general and administrative	3,985,000	5,619,000	4,337,000
Depreciation and amortization on other property	754,000	868,000	726,000
Collection and asset impairment provisions	141,000	147,000	212,000

	41,965,000	35,014,000	47,952,000

Income (loss) from continuing operations before income taxes (benefit) and extraordinary item	(1,638,000)	4,124,000	3,449,000
Income taxes (benefit)	(528,000)	1,872,000	1,391,000

Income (loss) from continuing operations before extraordinary item	(1,110,000)	2,252,000	2,058,000
Loss from discontinued operations, net of income tax benefit	(3,269,000)	(1,297,000)	(1,330,000)
Extraordinary gain on early extinguishment of debt, net of income tax		475,000

Net income (loss)	$(4,379,000)	$1,430,000	$728,000

Net income (loss) per share:
Basic:
Continuing operations before extraordinary item	$(0.29)	$0.60	$0.56
Discontinued operations	(0.86)	(0.35)	(0.36)
Extraordinary gain on early extinguishment of debt, less applicable tax		0.13

	$(1.15)	$0.38	$0.20

Diluted:
Continuing operations before extraordinary item	$(0.29)	$0.58	$0.55
Discontinued operations	(0.86)	(0.33)	(0.35)
Extraordinary gain on early extinguishment of debt, less applicable tax		0.12

	$(1.15)	$0.37	$0.20

Weighted average shares outstanding:
Basic	3,794,000	3,730,000	3,711,000
Diluted	3,794,000	3,880,000	3,730,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balances, January 1, 2000	3,706,971	$37,000	$11,546,000	$(1,479,000)	$10,104,000
Issued pursuant to Employee Stock Purchase Plan	7,514		10,000		10,000
Net income				728,000	728,000

Balances, December 31, 2000	3,714,485	37,000	11,556,000	(751,000)	10,842,000
Exercise of stock options, including tax benefit of $25,000	22,500		57,000		57,000
Issued pursuant to Employee Stock Purchase Plan	8,887		19,000		19,000
Issuance of stock purchase warrants			80,000		80,000
Net income				1,430,000	1,430,000

Balances, December 31, 2001	3,745,872	37,000	11,712,000	679,000	12,428,000
Exercise of stock options, including tax benefit of $12,000	48,500	1,000	90,000		91,000
Issued pursuant to Employee Stock Purchase Plan	5,606		10,000		10,000
Net loss				(4,379,000)	(4,379,000)

Balances, December 31, 2002	3,799,978	$38,000	$11,812,000	$(3,700,000)	$8,150,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
OPERATING ACTIVITIES
Net cash provided by continuing activities	$16,396,000	$13,316,000	$16,077,000
Net cash used in discontinued operating activities	(1,568,000)	(1,490,000)	(1,847,000)

Net cash provided by operating activities	14,828,000	11,826,000	14,230,000

INVESTING ACTIVITIES
Purchases of equipment for leasing	(20,931,000)	(19,216,000)	(436,000)
Proceeds from sale of equipment	636,000	23,205,000	2,884,000
Other	(2,084,000)		(100,000)

Net cash provided by (used in) investing activities	(22,379,000)	3,989,000	2,348,000

FINANCING ACTIVITIES
Proceeds from borrowings	36,565,000	51,810,000	11,902,000
Repayment of borrowings	(28,783,000)	(65,290,000)	(30,078,000)
(Increase) reduction in restricted cash	(1,377,000)		2,831,000
Repayment of subordinated debt	(2,925,000)	(358,000)	(2,070,000)
Stock options exercised	91,000	57,000
Proceeds from employee stock purchase plan	9,000	19,000	10,000

Net cash provided by (used in) financing activities	3,580,000	(13,762,000)	(17,405,000)

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	(3,971,000)	2,053,000	(827,000)
Balance, beginning of year	4,086,000	2,033,000	2,860,000

Balance, end of year	$115,000	$4,086,000	$2,033,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Business description and concentrations.    PDS Gaming Corporation and subsidiaries (the "Company") engages principally in the leasing and other financing of gaming equipment. The Company also remarkets gaming equipment that it acquires at the end of the lease. This remarketing process and related sales and distribution effort is viewed by management as a complement to the Company's financing and leasing activities. The Company conducts its financing, leasing and sales activities in many domestic United States gaming jurisdictions and could be affected by adverse changes in economic conditions in the United States and within the gaming industry.

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

        Historically, the Company has earned a substantial portion of its revenues from a few customers (Note 9) and has experienced significant nonrecurring revenues and fee income in connection with its business activities. A reduction in the number of these significant customers or volume of the transactions, or failure to replace the sources of the nonrecurring revenues and fee income, could also have an adverse affect on future operations.

        Principles of consolidation.    The consolidated financial statements include the accounts of PDS Gaming Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Casino revenue.    Casino revenue is primarily the net win from gaming activities, which is the difference between gaming wins and losses. Complementary expenses are offset against complementary revenues.

        Cash equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, cash equivalents consist solely of investments in money market accounts.

        Restricted cash.    Restricted cash consists of short-term investments, generally having an original maturity of one year or less, that are pledged against notes payable, and certain funds received from lessees that are being held by the Company pending remittance to the lenders who have financed the leases. Restricted cash is excluded from cash and cash equivalents for purposes of the statements of cash flows.

        Other assets, net.    Property, plant and equipment is included in this classification and consists primarily of the land and building used at Rocky's Casino and Sports Bar in Reno, Nevada and other furniture, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives. Also included are refundable income taxes, deferred income taxes, direct costs incurred in obtaining debt that are being amortized over the term of the underlying financing agreement, using the interest method, and costs to obtain licenses to own and distribute gaming devices and associated equipment that are amortized over three years on a straight-line basis.

        Allowances for losses.    Various allowances for losses are maintained at levels determined by management to adequately provide for any estimated declines in the recoverability of related asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset or its collateral to future net cash flows expected to be generated by the asset or its collateral value if appropriate. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

        Net income (loss) per share.    The Company calculated basic and diluted net income (loss) per share as follows for the years ended December 31:

	2002	2001	2000
Net income (loss), basic and diluted	$(4,379,000)	$1,430,000	$728,000

Per share amounts:
Basic	$(1.15)	$0.38	$0.20
Diluted	$(1.15)	$0.37	$0.20
Weighted average shares outstanding:
Basic	3,794,000	3,730,000	3,711,000
Effect of dilutive options		150,000	19,000

Diluted	3,794,000	3,880,000	3,730,000

        Options to purchase 541,000 shares of common stock and warrants to purchase 1,456,000 shares of common stock were not included in the computation of diluted earnings per share for 2002 because the effect would have been anti-dilutive and the options' and warrants' exercise prices were greater than the average market price of the common stock for the year. The weighted average exercise price for these options and warrants was $4.19 and $7.60, respectively, as of December 31, 2002. These options and warrants expire at various dates through 2012. Weighted-average exercise prices ($7.16 in 2001 and $7.10 in 2000) in excess of average market prices caused options and warrants to purchase common shares (1,512,000 in 2001 and 1,981,000 in 2000) to be excluded from the computation of diluted earnings in those years.

        Stock compensation.    The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

        Reclassifications.    Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2. NOTES, ACCOUNTS AND LEASES RECEIVABLE:

        Notes, accounts and leases receivable consist of the following as of December 31:

	2002	2001
Notes receivable bearing interest at 8.5% to 12.5%	$6,618,000	$11,816,000
Minimum direct finance lease payments	39,072,000	42,209,000

	45,690,000	54,025,000
Unearned lease income, direct finance leases	(12,588,000)	(9,573,000)
Unamortized costs (discounts)	40,000	102,000

	33,142,000	44,554,000
Accounts and other	9,156,000	1,313,000
Allowance for uncollectible notes, accounts and leases	(1,095,000)	(1,067,000)

	$41,203,000	$44,800,000

        Notes and direct finance lease receivables are due in monthly installments, generally collateralized by casino-related equipment and furnishings.

        At December 31, 2002, future minimum payments receivable on notes and leases are as follows:

Year ending December 31,	Notes	Leases	Total
2003	$3,701,000	$7,380,000	$11,081,000
2004	1,797,000	5,640,000	7,437,000
2005	660,000	3,274,000	3,934,000
2006	460,000	2,156,000	2,616,000
2007	—	2,220,000	2,220,000
2008	—	18,402,000	18,402,000

	$6,618,000	$39,072,000	$45,690,000

        The Company grants customers payment terms under notes and leases receivable. These contracts are generally for terms of 6 to 48 months, with a typical term of 36 months, with interest at prevailing rates, and are collateralized by the equipment sold or leased. The value of such equipment, if repossessed, may be less than the receivable balance outstanding. See Note 9 for a discussion of the Company's concentration of credit risk.

        Changes in the allowance for uncollectible notes, accounts and lease receivables are as follows:

	2002	2001
Balance, beginning of year	$1,067,000	$1,697,000
Charge-offs, net of recoveries	(98,000)	(1,281,000)
Collection provision	126,000	651,000

Balance, end of year	$1,095,000	$1,067,000

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

3. EQUIPMENT UNDER OPERATING LEASES:

        Equipment under operating leases consists of gaming equipment and casino/hotel-related equipment leased for periods ranging from 6 to 60 months as follows:

	2002	2001
Gaming and related equipment	$54,453,000	$32,760,000
Less accumulated depreciation	(11,966,000)	(10,147,000)

	$42,487,000	$22,613,000

        Changes in the impairment allowance are as follows:

	2002	2001
Balance, beginning of year	$—	$297,000
Charge-offs, net of recoveries		(536,000)
Collection provision		239,000

Balance, end of year	$—	$—

        In addition to impairment provisions made for equipment under operating leases, the Company recorded a charge of $500,000 in 2001 for obsolete equipment held for sale or lease. Lessees generally have the future right to purchase the equipment for fair value at the termination of the lease.

        At December 31, 2002, future minimum lease payments to be received by the Company on operating leases for the years ending December 31, 2003 through 2005 are approximately $18,821,000, $16,370,000, $8,399,000, respectively and none thereafter.

4. NOTES PAYABLE AND SUBORDINATED DEBT:

        Notes payable consist of the following:

	2002	2001
Lines of credit with a maximum aggregate balance of $16,916,000 bearing interest at rates from 5.25% to 10.50%, secured by related investment in leases and equipment held for sale or lease	$12,853,000	$5,440,000
Equipment notes bearing interest at rates from 0% to 15.08%, secured by related investment in leases:
Recourse	21,838,000	21,862,000
Nonrecourse	25,726,000	26,723,000

	60,417,000	54,025,000
Unamortized loan discounts	(440,000)	(385,000)

	$59,977,000	$53,640,000

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

        In May 1998, the Company issued $13,800,000 of 10% senior subordinated debt, due on July 1, 2004, that included 690,000 detachable stock purchase warrants with an exercise price of $12.25 valued at $690,000 ($108,000 unamortized as of December 31, 2002). Pursuant to the terms of the indenture, beginning July 1, 2000, a total of $2.1 million of the subordinated debt is randomly selected each year for mandatory redemption. In June 2001, the Company exchanged $2,205,000 of the 10% senior subordinated debt for an equal amount of newly-issued 12% senior subordinated debt that is due 25% in each of the four consecutive years beginning with the year ending December 31, 2004. Interest is payable quarterly. In addition to the four mandatory yearly redemptions, the Company may also redeem this subordinated debt, in part or in full, at any time at par plus accrued interest and any premium, if applicable. The entire unpaid principal balance and unpaid interest thereon is due and payable on July 1, 2004 and 2007, respectively.

        Principal payments on recourse and nonrecourse notes payable and subordinated debt, as of December 31, 2002, are due as follows:

Year ending December 31:	Recourse Notes Payable	Nonrecourse Notes Payable	Subordinated Debt	Total
2003	$13,323,000	$13,780,000	$3,568,000	$30,671,000
2004	6,809,000	9,129,000	3,941,000	19,879,000
2005	2,459,000	2,817,000	551,000	5,827,000
2006	367,000	—	551,000	918,000
2007	405,000	—	551,000	956,000
2008 and thereafter	11,328,000	—	—	11,328,000

	$34,691,000	$25,726,000	$9,162,000	$69,579,000

5. INCOME TAXES:

        The following summarizes the components of deferred income taxes included in the Company's consolidated balance sheets under Other Assets, Net at December 31, 2002 and Accrued Expenses and Other at December 31, 2001:

	2002	2001
Deferred tax assets:
Customer deposits and prepaid rent	$1,326,000	$873,000
Net operating loss carryforwards	199,000
Asset valuation allowances and impairment provisions	958,000	240,000
Other	335,000	256,000

	2,818,000	1,369,000

Deferred tax liabilities:
Lease transactions	(967,000)	(1,514,000)
Initial direct costs	(264,000)	(113,000)

	(1,231,000)	(1,627,000)

Net deferred tax assets (liabilities)	$1,587,000	$(258,000)

        Income tax expense (benefit), before allocation to loss from discontinued operations and extraordinary items, is comprised as follows:

	2002	2001	2000
Current	$(241,000)	$655,000	$71,000
Deferred	(1,845,000)	534,000	434,000

	$(2,086,000)	$1,189,000	$505,000

        The difference between the normal federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:

	2002	2001	2000
Income taxes at federal statutory rate	34%	34%	34%
State income taxes, net of federal effect		2	2
Non-deductible amortization of costs	(2)	5	4
Other, net		4	1

	32%	45%	41%

6. STOCKHOLDERS' EQUITY:

        1993 Stock Option Plan.    The Company established its 1993 Stock Option Plan (the "1993 Plan") to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors. The 1993 Plan provides that options granted thereunder may be either incentive stock options ("ISO's") or nonqualified stock options. At December 31, 2002, the maximum number of shares of common stock available for grant under the 1993 Plan was 1,600,000.

        Options may have a maximum term of up to ten years. The exercise price of ISO's granted under the 1993 Plan must be at least equal to the fair value of the common stock on the date of grant. The exercise price of nonqualified options must be at least equal to 85% of the fair value of the common stock on the date of grant. If an option expires, terminates or is canceled, the shares not purchased thereunder become available for additional option awards under the 1993 Plan. The 1993 Plan expires on April 1, 2003. Newly elected non-employee directors of the Company receive an initial grant of non-qualified options to purchase 10,000 shares of common stock upon election to the Board and an annual grant of non-qualified options to purchase 5,000 shares of common stock.

        Option activity under the 1993 Plan is summarized as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, December 31, 1999	142,000	802,000	$4.80
Granted	(326,000)	326,000	1.51
Canceled	233,000	(233,000)	5.01

Balances, December 31, 2000	49,000	895,000	3.49
Increases in number of shares available	250,000	—	—
Granted	(242,000)	242,000	3.01
Exercised	—	(23,000)	1.42
Canceled	133,000	(133,000)	2.31

Balances, December 31, 2001	190,000	981,000	3.54
Granted	(142,000)	142,000	2.70
Exercised		(48,000)	1.62
Canceled	340,000	(340,000)	3.45

Balances, December 31, 2002	388,000	735,000	$3.53

Options exercisable at December 31, 2002		414,000	$3.88

        The following table summarizes stock options outstanding at December 31, 2002:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$1.05 - $ 2.50	264,000	7.4	111,000	5.0
$2.51 - $ 5.00	397,000	5.9	236,000	4.0
$5.01 - $ 7.50	5,000	7.0	4,000	7.0
$7.51 - $10.04	69,000	6.0	63,000	6.0

	735,000		414,000

        At December 31, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.05—$10.04 and 6.4 years, respectively. Had the Company used the fair value-based method of accounting and recognized compensation expense over the vesting period as provided for in Statement of Financial Accounting Standards No. 123, Stock Based Compensation, net income and net income per share for 2002, 2001 and 2000 would have been as follows:

	2002	2001	2000
Pro forma net income (loss):
Basic and diluted	$(4,834,000)	$960,000	$347,000
Pro forma net income (loss) per share:
Basic	$(1.27)	$0.26	$0.09
Diluted	$(1.27)	$0.25	$0.09

        The pro forma information above only includes stock options granted after December 31, 1994. Pro forma compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

        The weighted-average grant-date fair value of options granted was $1.03, $1.09 and $0.52 per option for 2002, 2001 and 2000, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the "Black-Scholes" option-pricing model and the following key assumptions:

	2002	2001	2000
Risk-free interest rate	3.7%	3.7%	5.1%
Expected life	5 years	5 years	5 years
Expected volatility	60%	60%	60%
Expected dividends	0	0	0

        2002 Stock Option Plan.    The Company established its 2002 Stock Option Plan (the "2002 Plan") to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors. The 2002 Plan provides that options granted thereunder may be either incentive stock options ("ISO's") or nonqualified stock options. At December 31, 2002, the maximum number of shares of common stock available for grant under the 2002 Plan was 800,000. The Company has not granted any options under the 2002 Plan.

        Preferred Stock.    The Company's Articles of Incorporation, as amended, authorize the issuance of 2,000,000 shares of preferred stock, par value $0.01 per share. The rights, preferences and privileges of the authorized preferred shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

        Warrants.    In 2002, the Company discontinued its table games division and terminated certain exclusive intellectual property rights and all related duties and obligations, including warrants originally issued to DigiDeal Corporation to purchase 368,000 common shares of the Company under certain conditions.

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

        The Company has also issued 740,000 detachable stock purchase warrants as part of the Subordinated Debt offering. These warrants are presently exercisable, have an exercise price of $12.25 per share and expire in 2003.

7. DISCONTINUED OPERATIONS:

        At the end of the first quarter 2002, the Company discontinued operations of its Table Games Division, with the exception of servicing games currently under lease and selling or leasing games in inventory, and certain components of its Casino Slot Exchange Division. The Company has retained its ability to repair and remarket gaming devices which come off lease. The Company no longer purchases used gaming devices and reconditions them on a custom basis. This decision was made due to unacceptable operating results from, among other things, slower than anticipated customer installations, inadequate profit margins and the continuing costs of maintaining exclusive rights to certain intellectual property. Accordingly, the Company has reclassified these activities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of these decisions and actions, the Company recognized a disposal loss of $2.4 million in 2002 primarily related to the write-off of its investment in certain intangibles and other assets of the Table Games and Casino Slot Exchange Divisions

        Results from discontinued operations, net of income tax benefit, are as follows:

	Year Ended December 31
	2002	2001	2000
Loss on discontinued operations:
Loss on disposal	$(2,370,000)
Operating loss	(2,457,000)	$(2,375,000)	$(2,216,000)
Income tax benefit	1,558,000	1,078,000	886,000

	$(3,269,000)	$(1,297,000)	$(1,330,000)

Loss per share (diluted):
Loss on disposal	$(0.62)
Operating loss	(0.65)	$(0.61)	$(0.60)
Income tax benefit	0.41	0.28	0.25

	$(0.86)	$(0.33)	$(0.35)

        As of December 31, 2002, the assets associated with discontinued operations consisted primarily of the Company's inventory of certain slot machines and table games and its investment in DigiDeal Corporation, with a combined carrying value of $2.9 million.

8. OTHER EMPLOYEE MATTERS:

        Benefit plans.    The Company maintains a contributory defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code and covers eligible employees. Company contributions are at the discretion of the Board of Directors, and are currently established as 50% of the employee's contribution up to a maximum employee contribution of 6% of the employee's earnings. The Company's contributions to the plan in 2002, 2001 and 2000 were not material.

        Employment agreements.    The Company has entered into employment agreements with its three executive officers. Some of the agreements contain provisions for automatic extension for additional one-year periods unless notice of nonextension is given. Each of the agreements contains noncompete and nonsolicitation clauses which continue for various periods following termination of employment. The agreements, among other things, provide for initial base salaries, benefits, payment of discretionary cash and stock bonuses, and contain "change of control" provisions. The agreements also provide for the annual grant of stock options. In February 2003, each of the three executive officers agreed to waive their 2003 annual stock option grants.

9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:

        The financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts and notes receivable. Each of the Company's business segments conducts business in and the resulting receivables are concentrated in specific legalized gaming regions.

        As of December 31, 2002, the Company's three largest customers represented 50%, 23% and 5% of the total portfolio of notes, accounts and leases of $74,585,000. No other customer represented more than 5% of the portfolio.

        Based on the carrying value of the portfolio, 98% of the Company's portfolio at December 31, 2002, is located in the United States, with 50%, 38% and 6% in the states of New Jersey, Nevada and Colorado, respectively.

        During 2002, three customers accounted for 24%, 24% and 9% of revenue, respectively. During 2001, three customers accounted for 29%, 8% and 7% of revenue, respectively. During 2000, three customers accounted for 23%, 13% and 11% of revenue, respectively.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The carrying amounts at December 31, 2002 for cash and cash equivalents, notes, accounts and leases receivable, net of allowances, equipment vendors payable, accounts payable, notes payable and subordinated debt approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

11. COMMITMENTS AND CONTINGENCIES:

        Litigation.    In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") with Claimant in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified. The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant. The Company seeks the dismissal of Claimant's claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees. Neither party has specified its alleged damages. The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in 2003. Although unable to predict the outcome of this matter, management believes the Claimant's claim to be without merit and will vigorously pursue all legal defenses available to it. Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company. Accordingly, no accounting recognition has been provided for losses, if any.

        On March 7, 2003, the Company announced that it had been named as a defendant in a purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada. The complaint alleges that the members of the Company's Board of Directors violated their fiduciary duties in approving a letter of intent with respect to the proposal submitted by a management group to acquire shares of common stock of the Company. The complaint seeks to enjoin the management group from acquiring the shares. The Company believes the allegations are without merit and intends to vigorously defend the lawsuit.

        Lease and other commitments.    The Company leases office space, warehouse space for its equipment remarketing activities, retail space and personal property under terms of various noncancelable operating leases expiring through 2009. The lease agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of operating expenses. Percentage rents apply to the leased retail space to the extent that certain sales thresholds are exceeded. Rent expense for continuing operations was approximately $485,000, $308,000 and $320,000 in 2002, 2001 and 2000, respectively.

        Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2003	$826,000
2004	837,000
2005	191,000
2006	189,000
2007	187,000
Thereafter	487,000

$2,717,000

        Residual sharing.    The Company agreed to share the proceeds from future sales of equipment at lease termination, but only to the extent, if any, that such proceeds exceed the Company's original estimate of residual values of the equipment made at the inception of the respective leases. The Company's obligation to assign assets to a residual sharing pool is collateralized by receivables totaling $12.5 million at December 31, 2002. The value of the equipment to be assigned to the sharing pool is calculated based on the present value of the Company's original anticipated residual value in the equipment at lease termination (originally $7.2 million), subject to adjustment as defined. The sharing pool has not been fully identified, and the parties to the residual sharing agreement are continuing to negotiate the make up of the sharing pool.

12. SUBSEQUENT EVENT:

        On February 24, 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group for $1.25 per share in cash and an additional $1.50 per share in deferred cash payment rights.

        The deferred payment rights represent the right to receive three equal installments of $.50 per share of common stock on, respectively, the first, second and third anniversaries of the closing of the transaction. After the final deferred payment of $.50 is made on the third anniversary, total cash payments per share will total $2.75. The holders of such deferred payment rights will have no rights as shareholders of the Company, and the rights themselves will not be transferable except pursuant to testamentary disposition or by operation of law.

        The proposal is subject to, among other things, the execution of a definitive agreement, approval by a committee of the Company's independent directors and by a majority of the Company's shares not owned by the Management Group, the procuring of all necessary consents of the Company's commercial lenders and the trustees under the indentures covering the Company's outstanding debt securities (the "Indentures"), the securing of required approvals from all gaming regulatory agencies, the obtaining of the necessary financing, and the receipt by the Company of a favorable fairness opinion from an investment bank. The Management Group intends, pursuant to the terms of the Indentures, to maintain the Company's status as a public reporting company under the Securities Exchange Act of 1934 until July 1, 2004. The Management Group further intends to keep the Company's operations intact and maintain its headquarters at its present location.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

	2002	2001	2000
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Income (loss) from continuing operations and extraordinary gain from early extinguishment of debt, net of income tax	$(1,110,000)	$2,727,000	$2,058,000
Depreciation on operating leases	9,388,000	7,642,000	8,217,000
Depreciation on other property	754,000	868,000	726,000
Collection and asset impairment provisions	(639,000)	(1,092,000)	(1,121,000)
Deferred income taxes	(287,000)	1,620,000	1,320,000
Debt extinguishments discounts		(870,000)
Originations of notes and direct finance leases receivables	(20,887,000)	(22,109,000)	(28,102,000)
Proceeds from:
Sale or discounting of notes and leases receivables	7,727,000	5,235,000	24,704,000
Collections on notes and direct finance leases receivables	22,081,000	20,220,000	14,369,000
Gain on sale of financial assets	(532,000)	(343,000)	(3,244,000)
Changes in operating assets and liabilities:
Accounts receivable	(232,000)	1,913,000	1,446,000
Equipment held for sale or lease	2,047,000	1,332,000	1,877,000
Accounts payable and accrued expenses	(2,298,000)	1,246,000	(6,972,000)
Customer deposits	1,620,000	(3,248,000)	675,000
Other, net	(1,236,000)	(1,825,000)	124,000

Net cash provided by continuing operating activities	$16,396,000	$13,316,000	$16,077,000

Loss from discontinued operations, net of income tax benefit	$(3,269,000)	$(1,297,000)	$(1,330,000)
Deferred income taxes	(1,558,000)	(1,078,000)	(886,000)
Collection and asset impairment provisions	823,000	549,000	306,000
Depreciation on other property	66,000	78,000	63,000
Amortization of intangibles		258,000
Write-off of amounts invested in discontinued operations	2,370,000

Net cash used by discontinued operating activities	$(1,568,000)	$(1,490,000)	$(1,847,000)

Cash paid during the year for:
Interest	$7,823,000	$9,627,000	$8,422,000
Income taxes	350,000	89,000
Significant non-cash financing and investing activities:
Increase in equipment vendors payable	$14,389,000
Equipment sold to lessee, paid for after year end	7,609,000
Investment in direct finance lease with recourse borrowing		$13,500,000
Leases of equipment previously held for sale or lease		(379,000)	$900,000
Operating leases converted to direct finance leases upon exercise of purchase options			18,511,000
Equipment previously held under lease returned to inventory		267,000
Exchange of notes receivable, direct finance leases and equipment under operating leases for business acquired			2,277,000
Liabilities incurred for purchase of website			750,000

14. QUARTERLY RESULTS (UNAUDITED):

        The following table sets forth selected historical operating results for each quarter of 2002 and 2001. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented:

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$9,433,000	$8,783,000	$7,348,000	$14,763,000
Income taxes	(349,000)	(20,000)	16,000	(175,000)
Income (loss) from continuing operations	(481,000)	(29,000)	24,000	(624,000)
Loss from discontinued operations	(1,392,000)	(484,000)	(348,000)	(1,045,000)
Net loss	(1,873,000)	(513,000)	(324,000)	(1,669,000)
Per share, basic and diluted:
Income (loss) from continuing operations	(0.13)	(0.01)	0.01	(0.16)
Loss from discontinued operations	(0.37)	(0.13)	(0.10)	(0.28)
Net loss	(0.50)	(0.14)	(0.09)	(0.44)
Total originations	9,500,000	20,400,000	7,600,000	14,300,000

	2001 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$7,517,000	$13,204,000	$11,435,000	$6,982,000
Income taxes	421,000	625,000	434,000	392,000
Income from continuing operations before extraordinary item	632,000	938,000	650,000	32,000
Loss from discontinued operations	(168,000)	(410,000)	(264,000)	(455,000)
Extraordinary item, net of income tax				475,000
Net income	464,000	528,000	386,000	52,000
Per share, basic:
Income for continuing operations	0.17	0.25	0.17	0.01
Loss from discontinued operations	(0.05)	(0.11)	(0.07)	(0.13)
Extraordinary item				0.13
Net income	.12	.14	.10	.01
Per share, diluted:
Income for continuing operations	0.17	0.24	0.16	0.01
Loss from discontinued operations	(0.05)	(0.10)	(0.06)	(0.12)
Extraordinary item				0.12
Net income	0.12	0.14	0.10	0.01
Total originations	6,300,000	31,940,000	4,000,000	1,800,000

        The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely. During 2002 and 2001, management refined its estimates of income taxes in the fourth quarter.

PDS Gaming Corporation and Subsidiaries
SCHEDULE II—VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
Years Ended December 31, 2002, 2001, and 2000
(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,067	$126	$—	$(98)	$1,095

Allowance for obsolescence (deducted from equipment held for sale or lease)	$583	$634	$176	$(654)	$739

Allowance for impairment (deducted from equipment under operating lease)	$—	$—	$—	$—	$—

Year ended December 31, 2001:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,697	$651	—	$(1,281)	$1,067

Allowance for obsolescence (deducted from equipment held for sale or lease)	$199	$1,082	—	$(698)	$583

Allowance for impairment (deducted from equipment under operating lease)	$297	$239	—	$(536)	—

Year ended December 31, 2000:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,338	$120	—	$(761)	$1,697

Allowance for obsolescence (deducted from equipment held for sale or lease)	$270	$229	—	$(300)	$199

Allowance for impairment (deducted from equipment under operating lease)	$400	$92	$275	$(470)	$297

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. DESCRIPTION OF PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
2002 STOCK OPTION GRANTS
2002 YEAR-END OPTION VALUE TABLE
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
PDS GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDS Gaming Corporation and Subsidiaries SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES Years Ended December 31, 2002, 2001, and 2000 (in thousands)