Form 10-Q
period 2003-03-31
PDS GAMING CORP
filed 2003-05-15
CIK 921438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class	Outstanding as of May 2, 2003
Common Stock, $.01 par value	3,803,737

PDS GAMING CORPORATION AND SUBSIDIARIES

INDEX

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets—March 31, 2003 (Unaudited) and December 31, 2002	3
	Consolidated Statements of Income (Loss)—Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2003 and 2002 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13-14
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	14-15
Item 6.	Exhibits and Reports on Form 8-K	15

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,659,000	$115,000
Restricted cash	2,398,000	1,377,000
Notes, accounts and leases receivable, net of allowances	40,476,000	41,203,000
Equipment under operating leases, net	51,008,000	42,487,000
Equipment held for sale or lease	2,997,000	3,350,000
Other assets, net	8,980,000	9,306,000

	$107,518,000	$97,838,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment vendors payable	$19,301,000	$14,385,000
Accounts payable	815,000	233,000
Customer deposits	3,982,000	3,440,000
Notes payable	63,228,000	59,977,000
Subordinated debt	8,808,000	9,054,000
Accrued expenses and other	2,972,000	2,599,000

	99,106,000	89,688,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,801,939 and 3,799,978 shares issued and outstanding	38,000	38,000
Additional paid-in capital	11,814,000	11,812,000
Retained earnings (deficit)	(3,440,000)	(3,700,000)

	8,412,000	8,150,000

	$107,518,000	$97,838,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2003	2002
REVENUES:
Equipment sales and sales-type leases	$1,905,000	$4,953,000
Operating lease rentals	5,405,000	2,511,000
Finance income	986,000	1,288,000
Fee income	976,000	340,000
Casino	163,000	341,000

	9,435,000	9,433,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	1,521,000	4,208,000
Depreciation on operating leases	3,775,000	1,673,000
Interest	2,233,000	1,894,000
Casino	311,000	708,000
Selling, general and administrative	997,000	1,578,000
Depreciation and amortization on other property	192,000	202,000

	9,029,000	10,263,000

Income (loss) from continuing operations before income taxes	406,000	(830,000)
Income taxes (benefit)	146,000	(349,000)

Income (loss) from continuing operations	260,000	(481,000)
Loss from discontinued operations, net of income tax benefit		(1,392,000)

Net income (loss)	$260,000	$(1,873,000)

Net income (loss) per share:
Continuing operations—basic and diluted	$0.07	$(0.13)
Discontinued operations		(0.37)

Net income (loss)—basic and diluted	$0.07	$(0.50)

Weighted average shares outstanding:
Basic	3,802,000	3,783,000
Diluted	3,802,000	3,783,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2003	2002
OPERATING ACTIVITIES:
Net cash provided by continuing operating activities	$12,282,000	$8,256,000
Net cash used in discontinued operating activities		(688,000)

Net cash provided by operating activities	12,282,000	7,568,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(12,675,000)	(687,000)
Purchase of fixed assets	(50,000)	(1,045,000)
Proceeds from sale of equipment under operating leases		269,000

Net cash used in investing activities	(12,725,000)	(1,463,000)

FINANCING ACTIVITIES:
Proceeds from borrowings	13,366,000	13,210,000
Repayment of borrowings	(10,361,000)	(11,092,000)
Increase in restricted cash	(1,021,000)	(5,854,000)
Proceeds from issuance of common stock	3,000	94,000

Net cash provided by (used in) financing activities	1,987,000	(3,642,000)

CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	1,544,000	2,463,000
Cash and cash equivalents at beginning of period	115,000	4,086,000

Cash and cash equivalents at end of period	$1,659,000	$6,549,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), previously filed with the Securities and Exchange Commission.

        The balance sheet at December 31, 2002 was derived from the audited financial statements included in the Company's 2002 Form 10-K.

2. STOCK PLANS

        The Company has established the 1993 Stock Option Plan and the 2002 Stock Option Plan. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS No. 148"), therefore, no compensation expense was recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company's net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2003	March 31, 2002
Reported net income (loss)	$260,000	$(1,873,000)
Reported earnings (loss) per share—basic and diluted	0.07	(0.50)
Adjustment to compensation expense for stock-based awards, net of tax	114,000	114,000
Pro forma net income (loss)	146,000	(1,987,000)
Pro forma earnings (loss) per share—basic and diluted	0.04	(0.53)

        The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

3. NOTES PAYABLE

        Notes payable consist of the following:

	March 31, 2003	December 31, 2002
Recourse lines of credit with a maximum aggregate balance of $15,740,000 bearing interest at rates from 5.25% to 10.50%, secured by related investment in leases, equipment held for sale or lease and other assets	$10,823,000	$12,853,000
Equipment notes bearing interest at rates from 0% to 15.08%, secured by related investment in leases:
Recourse	20,995,000	21,838,000
Non-recourse	31,955,000	25,726,000

	63,773,000	60,417,000
Unamortized loan discounts	(545,000)	(440,000)

	$63,228,000	$59,977,000

4. DISCONTINUED OPERATIONS

        During the first quarter 2002, the Company discontinued operations of its Table Games Division, with the exception of servicing games currently under lease and selling or leasing games in inventory, and certain components of its Casino Slot Exchange Division. Accordingly, the Company recorded these activities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Results from discontinued operations, net of income tax benefit, were as follows for the three months ended March 31, 2002:

Loss on discontinued operations:
Loss on disposal	$(993,000)
Operating loss	(399,000)

$(1,392,000)

Loss per share:
Loss on disposal	$(0.26)
Operating loss	(0.11)

$(0.37)

5. CONTINGENCIES AND COMMITMENTS

        Litigation.    In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") with Claimant in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified. The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant. The Company seeks the dismissal of Claimant's claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees. Neither party has specified its alleged damages. The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in 2003. Although unable to predict the outcome of this matter, management believes the claim to be without merit and will vigorously pursue all legal defenses available to it. Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company. Accordingly, no accounting recognition has been provided for losses, if any.

        On February 24, 2003, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group (the "Proposed Transaction").

        On March 7, 2003, the Company announced that it had been named as a defendant in a purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada in connection with the Proposed Transaction. The complaint alleged that members of the Company's Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and sought to enjoin the Management Group from acquiring the shares. On April 25, 2003, the Company announced the voluntary dismissal of this lawsuit by the plaintiff.

        On May 12, 2003, the Company announced that it had been named as a defendant in an additional purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada in connection with the Proposed Transaction. The complaint alleges that members of the Company's Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and seeks to enjoin the Management Group from acquiring the shares. The Company believes the allegations are without merit and intends to vigorously defend the lawsuit.

        Residual sharing.    The Company agreed to share the proceeds from future sales of certain equipment at lease termination, but only to the extent, if any, that such proceeds exceed the Company's original estimate of residual values of the equipment made at the inception of the respective leases. The Company's obligation to assign assets to a residual sharing pool is collateralized by receivables totaling $11.4 million at March 31, 2003. The value of the equipment to be assigned to the sharing pool is calculated based on the present value of the Company's original anticipated residual value in the equipment at lease termination (originally $7.2 million), subject to adjustment as defined. The sharing pool has not been fully identified, and the parties to the residual sharing agreement are continuing to negotiate the make up of the sharing pool.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is engaged in the business of leasing and other financing of gaming equipment and remarketing previously leased gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative. In early 2001 the Company received a nonrestricted gaming license to operate The Gambler, now known as Rocky's Casino and Sports Bar ("Rocky's"), in Reno, Nevada.

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

        The Company's operating results are also subject to quarterly fluctuations resulting from a variety of other factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for reconditioned gaming devices sold by the Company at lease termination, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company's bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

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

        The following is a summary of what management believes are the critical accounting policies related to the Company. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain. See Note 1, "Summary of Significant Accounting Policies," to the Company's Consolidated Financial Statements included within the Company's Annual Report on Form 10-K for the fiscal year ended

December 31, 2002, previously filed with the Securities and Exchange Commission, for a more detailed discussion of the Company's accounting policies.

        Revenue and Cost Recognition.    The Company records revenue, primarily, in accordance with SFAS No. 13, Accounting for Leases, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, along with other related guidance under generally accepted accounting principles and other regulatory guidance related to revenue recognition.

        The Company's leasing activities include operating, direct finance and sales-type leases. For all types of leases, the determination of profit considers the estimated value of equipment at lease termination, referred to as the residual value. The issues specific to operating, direct finance and sales-type leases are as follows:

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

RESULTS OF OPERATIONS

        The Company reported net income of $260,000 or $0.07 per diluted share in the first quarter 2003 compared to a net loss of $1,873,000 or $0.50 per diluted share in the first quarter 2002. The first quarter 2002 results include a loss from continuing operations of $481,000 and a loss from discontinued operations of approximately $1.4 million. The Company completed $31.5 million in originations in the first quarter 2003 compared with $9.5 million in the first quarter 2002. Originations in the first quarter 2003 included $28.1 million sourced through a single customer.

        Revenues from equipment sales and sales-type leases decreased by $3.1 million to $1.9 million for the period ended March 31, 2003, compared to $5.0 million for the year earlier quarter. The prior year quarter included revenue of $3.5 million from the conversion of two operating leases to sales-type leases. Costs of equipment sales and sales-type leases decreased by $2.7 million to $1.5 million in the first quarter 2003 from $4.2 million in the first quarter 2002. Of this decrease, $3.2 million was associated with the two operating leases converted to sales-type leases in the year earlier period. Gross margin percentages related to revenues from equipment sales and sales-type leases were 20% and 15% for the quarters ended March 31, 2003 and 2002, respectively.

        The Company's average monthly operating lease portfolio was $43.3 million, a 106% increase from the average monthly operating lease portfolio of $21.0 million during the first quarter 2002. This increase is due to the high volume of operating lease originations that took place in the second and fourth quarters of 2002 and the first quarter of 2003. Rental revenues from operating leases increased to $5.4 million in the first quarter 2003 compared to $2.5 million in the first quarter 2002. Depreciation on the related leased assets increased to $3.8 million in the first quarter 2003 compared to $1.7 million in the first quarter 2002. The increase in rental revenue from operating leases and depreciation was due to the increase in the Company's average operating lease portfolio.

        Finance income totaled $1.0 million in the first quarter of 2003 compared to $1.3 million in the first quarter of 2002. This decrease is primarily the result of the 27% decrease in the average monthly portfolio of notes receivable and direct finance leases held by the Company during the first quarter 2003 compared to the first quarter 2002.

        Fee income for the first quarter 2003 was $976,000 compared to $340,000 for the year earlier quarter. The increase in fee income is related to a higher level of originations in the first quarter 2003 which produced fees. Fee income is non-recurring in nature.

        Casino revenues and costs represent the operations of Rocky's. Casino revenues were $163,000 in the first quarter 2003 compared to $341,000 in the first quarter 2002. Casino costs, excluding depreciation and amortization, decreased to $311,000 in the first quarter 2003 from $708,000 in the first quarter 2002. Included in the expenses of the first quarter 2002 were pre-opening expenses of $238,000 representing non-recurring costs related to the remodeling and retheming of Rocky's. The increased loss from casino operations, before pre-opening expenses, reflects the continued weakness of the Reno, Nevada gaming market.

        Interest expense totaled $2.2 million in the first quarter 2003 compared to $1.9 million in the first quarter 2002. This increase reflects higher average debt levels and a higher weighted average cost of funds in the first quarter 2003, compared to the first quarter 2002. The weighted average cost of funds, which includes the amortization of capitalized loan costs, was 12.7% in the first quarter 2003 compared to 11.5% in the first quarter 2002.

        Selling, general and administrative expenses totaled $1.0 million in the first quarter 2003 and $1.6 million in the first quarter 2002. The decrease of $600,000 primarily reflects reduced payroll costs of $409,000 and increased capitalized indirect costs of loan originations of $212,000, due to higher originations, partially offset by increased legal costs of $101,000.

        The estimated effective income tax rate was 36% in the first quarter 2003 and 42% in the first quarter 2002. In both periods, the effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

        Loss from discontinued operations was $1.4 million in the first quarter 2002. The loss consisted of a loss on disposal of $993,000 and an operating loss of $399,000. The loss on disposal was primarily related to the write-off of certain intangibles in the Company's Table Games and Casino Slot Exchange divisions. In addition, due to the decision to forego further reconditioning activities, the Company provided a reserve for its related parts inventory of approximately $300,000 to liquidate the inventory quickly and reduce the associated on-going carrying costs. There was no loss from discontinued operations during the first quarter 2003.

        See Note 4 to the Consolidated Financial Statements for description of the Company's Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2003, the Company had $1.7 million in cash and cash equivalents, $4.9 million in availability on lines of credit and restricted cash of $2.4 million, of which $206,000 was immediately available to fund the originations of leases. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries. Payments under the Company's borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings. The Company manages its portfolio to optimize concentration among customers and geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

        Equipment vendors payable at March 31, 2003 is $19.3 million. Amounts due equipment vendors are generally settled with the proceeds of borrowings utilizing the underlying leases and related equipment as security. Through May 12, 2003, $9.4 million of the balance outstanding at March 31, 2003 was paid with the proceeds of debt financing.

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

CASH FLOW

        During the first quarter 2003, cash provided by operating activities totaled $12.3 million compared to cash provided by operating activities (continuing and discontinued, combined) of $7.6 million in the first quarter 2002. The increase in cash provided by operating activities during the first quarter 2003 primarily results from an increase in collections of accounts receivable of $7.2 million, an increase in income from operations of $3.5 million, a decrease in payments of accrued expenses of $2.2 million and decreased purchases of equipment to be placed under direct finance leases of $1.9 million, partially offset by a decrease in collections on notes and direct finance leases of $11.2 million. Cash used in investing activities totaled $12.7 million in the first quarter 2003 compared to cash used in investing activities of $1.5 million in the first quarter 2002. The increase in cash used in investing activities is primarily the result of increased purchases of equipment to be placed under operating leases in the amount of $12.0 million. Cash provided by financing activities totaled $2.0 million in the first quarter 2003 compared to cash used in financing activities of $3.6 million in the first quarter 2002. The increase primarily reflects increases in borrowings to finance higher levels of lease originations in 2003.

        At March 31, 2003, total borrowings were $72.0 million, compared to $69.0 million at December 31, 2002. At March 31, 2003, the Company's revolving credit and working capital facilities aggregated approximately $15.7 million at interest rates ranging from 5.25% to 10.50%. Advances under these agreements aggregated approximately $10.8 million at March 31, 2003. The Company's current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company evaluated, under the supervision of its Chief Executive Officer and its President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company concluded that its disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

        Changes in internal controls.    Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") with Claimant in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified. The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant. The Company seeks the dismissal of Claimant's claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees. Neither party has specified its alleged damages. The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in 2003. Although unable to predict the outcome of this matter, management believes the claim to be without merit and will vigorously pursue all legal defenses available to it. Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company. Accordingly, no accounting recognition has been provided for losses, if any.

        On February 24, 2003, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group (the "Proposed Transaction").

        On March 7, 2003, the Company announced that it had been named as a defendant in a purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada in connection with the Proposed Transaction. The complaint alleged that members of the Company's Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and sought to enjoin the Management Group from acquiring the shares. On April 25, 2003, the Company announced the voluntary dismissal of this lawsuit by the plaintiff.

        On May 12, 2003, the Company announced that it had been named as a defendant in an additional purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada in connection with the Proposed Transaction. The complaint alleges that members of the Company's Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and seeks to enjoin the Management Group from acquiring the shares. The Company believes the allegations are without merit and intends to vigorously defend the lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description
99.1	Press release, dated April 25, 2003, announcing the dismissal of a purported class action lawsuit filed by a shareholder
99.2	Press release, dated May 12, 2003, announcing the filing of a purported class action lawsuit filed by a shareholder
99.3	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
  b)
  Reports on Form 8-K. There were no reports on Form 8-K during the quarter ended March 31, 2003. A Form 8-K was filed on May 14, 2003 announcing the Company's earnings for the three months ended March 31, 2003. There were no other reports on Form 8-K during the period from March 31, 2003 to the date of this Quarterly Report on Form 10-Q.

SIGNATURE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION

Dated: May 15, 2003	By:	/s/ PETER D. CLEARY Peter D. Cleary President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer (a duly authorized officer)

CERTIFICATIONS

I, Johan P. Finley, Chairman and Chief Executive Officer of PDS Gaming Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of PDS Gaming Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ JOHAN P. FINLEY Johan P. Finley, Chairman and Chief Executive Officer

I, Peter D. Cleary, President, Chief Operating Officer, Treasurer and Interim Chief Financial Office of PDS Gaming Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of PDS Gaming Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(e)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ PETER D. CLEARY Peter D. Cleary, President, Chief Operating Officer, Treasurer and Interim Chief Financial Office

QuickLinks

INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS