Form 10-Q
period 2003-06-30
PDS GAMING CORP
filed 2003-08-14
CIK 921438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes   ☐                 No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding as of August 1, 2003
Common Stock, $.01 par value	3,805,299

PDS GAMING CORPORATION AND SUBSIDIARIES

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS:

Cash and cash equivalents	$1,199,000	$115,000
Restricted cash	2,398,000	1,377,000
Notes, accounts and leases receivable, net of allowances	41,691,000	41,203,000
Equipment under operating leases, net	60,390,000	42,487,000
Equipment held for sale or lease	2,670,000	3,350,000
Other assets, net	9,236,000	9,306,000
	$117,584,000	$97,838,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Equipment vendors payable	$13,941,000	$14,385,000
Accounts payable	713,000	233,000
Accrued expenses and other	3,379,000	2,599,000
Customer deposits	4,222,000	3,440,000
Notes payable	78,178,000	59,977,000
Subordinated debt	8,554,000	9,054,000
	108,987,000	89,688,000

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,803,737 and 3,799,978 shares issued and outstanding	38,000	38,000
Additional paid-in capital	11,816,000	11,812,000
Retained earnings (deficit)	(3,257,000)	(3,700,000)
	8,597,000	8,150,000
	$117,584,000	$97,838,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2003	2002
REVENUES:
Equipment sales and sales-type leases	$1,594,000	$4,089,000
Operating lease rentals	6,137,000	3,059,000
Finance income	1,216,000	1,097,000
Fee income	668,000	43,000
Casino	226,000	495,000
	9,841,000	8,783,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	1,322,000	3,246,000
Depreciation on leased equipment	4,390,000	2,000,000
Interest	2,405,000	1,792,000
Casino	331,000	692,000
Selling, general and administrative	896,000	873,000
Depreciation and amortization on other property	187,000	198,000
Collection and asset impairment provisions	25,000	31,000
	9,556,000	8,832,000
Income (loss) before income taxes (benefit)	285,000	(49,000)
Income taxes (benefit)	103,000	(20,000)
Income (loss) from continuing operations	182,000	(29,000)
Discontinued operations		(484,000)
Net income (loss)	$182,000	$(513,000)

Earnings (loss) per share:
Continuing operations - basic and diluted	$0.05	$(0.01)
Discontinued operations – basic and diluted		(0.13)
Net income (loss) – basic and diluted	0.05	(0.14)

Weighted average shares outstanding:
Basic	3,804,000	3,797,000
Diluted	3,805,000	3,797,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2003	2002
REVENUES:
Equipment sales and sales-type leases	$3,499,000	$9,042,000
Operating lease rentals	11,542,000	5,570,000
Finance income	2,202,000	2,385,000
Fee income	1,643,000	383,000
Casino	389,000	836,000
	19,275,000	18,216,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	2,843,000	7,454,000
Depreciation on leased equipment	8,165,000	3,673,000
Interest	4,637,000	3,686,000
Casino	642,000	1,400,000
Selling, general and administrative	1,862,000	2,423,000
Depreciation and amortization on other property	379,000	400,000
Collection and asset impairment provisions	55,000	59,000
	18,583,000	19,095,000
Income (loss) before income taxes (benefit)	692,000	(879,000)
Income taxes (benefit)	249,000	(369,000)
Income (loss) from continuing operations	443,000	(510,000)
Discontinued operations		(1,876,000)
Net income (loss)	$443,000	$(2,386,000)

Earnings (loss) per share:
Continuing operations - basic and diluted	$0.12	$(0.13)
Discontinued operations - basic and diluted		(0.50)
Net income (loss) - basic and diluted	0.12	(0.63)

Weighted average shares outstanding:
Basic	3,803,000	3,790,000
Diluted	3,804,000	3,790,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2003	2002
OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operating activities	$(1,706,000)	$9,511,000
Net cash used in discontinued operating activities		(164,000)

Net cash provided by (used in) operating activities	(1,706,000)	9,347,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(13,890,000)	(6,780,000)
Proceeds from sale of equipment under operating leases	50,000	459,000
Other	(55,000)	(1,081,000)

Net cash used in investing activities	(13,895,000)	(7,402,000)

FINANCING ACTIVITIES:
Proceeds from borrowings	32,162,000	19,690,000
Repayment of borrowings	(13,961,000)	(17,385,000)
Increase in restricted cash	(1,021,000)	(3,438,000)
Repayment of subordinated debt	(500,000)	(2,453,000)
Proceeds from issuance of common stock	5,000	97,000

Net cash provided by (used in) financing activities	16,685,000	(3,489,000)

CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	1,084,000	(1,544,000)
Cash and cash equivalents at beginning of period	115,000	4,086,000

Cash and cash equivalents at end of period	$1,199,000	$2,542,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results for the full year.  For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”), previously filed with the Securities and Exchange Commission.

The balance sheet at December 31, 2002 was derived from the audited financial statements included in the Company’s 2002 Form 10-K.

2.              STOCK PLANS

The Company has two stock option plans, the 1993 Stock Option Plan and the 2002 Stock Option Plan.  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plans.  Based on the related circumstances, no compensation expense has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”), therefore, no compensation expense was recognized for the Company’s stock option plans.  Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Reported net income (loss)	$182,000	$(513,000)	$443,000	$(2,386,000)
Reported earnings (loss) per share – basic and diluted	0.05	(0.14)	0.12	(0.63)
Adjustment to compensation expense for stock-based awards, net of tax	41,000	114,000	81,000	228,000
Pro forma net income (loss)	141,000	(627,000)	362,000	(2,614,000)
Pro forma earnings (loss) per share – basic and diluted	0.04	(0.17)	0.10	(0.69)

The weighted-average fair value of each stock option included in the preceding pro forma disclosures was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

3.              NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2003	December 31, 2002
Recourse lines of credit with a maximum aggregate balance of $14,020,000 bearing interest at rates from 5.25% to 10.50%, secured by related investment in leases, equipment held for sale or lease and other assets	$11,008,000	$12,853,000
Equipment notes bearing interest at rates from 0% to 15.08%, secured by related investment in leases:
Recourse	28,390,000	21,838,000
Non-recourse	39,430,000	25,726,000
	78,828,000	60,417,000
Unamortized loan discounts	(650,000)	(440,000)
	$78,178,000	$59,977,000

In July 2003, the Company obtained a recourse bridge loan of $2,500,000 bearing interest at 12.00%, maturing December 31, 2003.  The debt is collateralized by certain lease schedules, as well as the underlying equipment.  The Company expects to repay the debt with the proceeds of a long-term financing expected to be completed by December 31, 2003.

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

Results from discontinued operations, net of income tax benefit, are as follows for the three and six months ended June 30, 2002:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Loss on discontinued operations:
Loss on disposal		$(993,000)
Operating loss	$(484,000)	(883,000)
	$(484,000)	$(1,876,000)

Loss per share (basic and diluted):
Loss on disposal		$(0.26)
Operating loss	$(0.13)	(0.24)
	$(0.13)	$(0.50)

5.              CONTINGENCIES

Litigation.  In May 2002, the Company received notification that Tekbilt, Inc. (“Claimant”) had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the “Agreement”) with Claimant in connection with the Company’s discontinued operations.  In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages.  The monetary damages sought by claimant are unspecified.  The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant.  The Company seeks the dismissal of Claimant’s claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees.  Neither party has specified its alleged damages.  The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in 2003.  Although unable to predict the outcome of this matter, management believes the claim to be without merit and will vigorously pursue all legal defenses available to it.  Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company.  Accordingly, no accounting recognition has been provided for losses, if any.

On February 24, 2003, the Company announced that it had entered into a letter of intent (the “Letter of Intent”) with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company’s Chairman and Chief Executive Officer, Lona M.B. Finley, the Company’s Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company’s President, Chief Operating Officer and Treasurer (collectively, the “Management Group”), to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock not already owned by the Management Group (the “Proposed Transaction”).  On July 8, 2003, the Company announced that it had extended the Letter of Intent until August 10, 2003.  The Management Group continues to actively negotiate with the Special Committee of the Company’s Board of Directors towards a definitive agreement under an informal extension of the Letter of Intent.  The Proposed Transaction is subject to, among other things, the execution of a definitive agreement, approval by the Special Committee, approval by a majority of the Company’s shares not owned by the Management Group, the procuring of all necessary consents of the Company’s commercial lenders and the trustees under the indentures covering the Company’s outstanding debt securities, the securing of required approvals from all gaming regulatory agencies, the obtaining of the necessary financing and the receipt by the Company of a favorable fairness opinion from an investment bank.

On July 8, 2003, the Company announced that it had been named as a defendant in a purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada, in connection with the Proposed Transaction.  The complaint alleged that members of the Company’s Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and sought to enjoin the Management Group from acquiring the shares.  The Company believes the allegations are without merit and intends to vigorously defend the lawsuit.  This is the third similar complaint against the Company relating to the Proposed Transaction.  Each of the two prior complaints was voluntarily dismissed by the respective plaintiffs in response to the Company’s motions to dismiss.

Residual sharing.   The Company agreed to share the proceeds from future sales of certain equipment at lease termination, but only to the extent, if any, that such proceeds exceed the Company’s original estimate of residual values of the equipment made at the inception of the respective leases.  The Company’s obligation to assign assets to a residual sharing pool is collateralized by receivables totaling $10.2 million at June 30, 2003.  The value of the equipment to be assigned to the sharing pool is calculated based on the present value of the Company’s original anticipated residual value in the equipment at lease termination (originally $7.2 million), subject to adjustment as defined.  In July 2003, the Company identified and assigned additional equipment to the sharing pool.

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the business of leasing and other financing of gaming equipment and remarketing previously leased gaming devices to casino operators.  The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices.  In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment.  The Company believes it is currently the only independent leasing company licensed in the states of Nevada, New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative.  In early 2001 the Company received a nonrestricted gaming license to operate The Gambler, now known as Rocky’s Casino and Sports Bar (“Rocky’s”), in Reno, Nevada.

STRATEGY

The Company’s strategy is to increase recurring revenues and cash flows through originations of leases.  In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties.  In some of its transactions, the Company holds the leases or notes for a period of time after origination or retains a partial ownership interest in the leases or notes.  The Company believes its ability to remarket used gaming devices enhances the gaming devices’ values at the end of an operating lease and facilitates additional financing transactions.

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

The Company’s operating results are also subject to quarterly fluctuations resulting from a variety of other factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for reconditioned gaming devices sold by the Company at lease termination, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company’s bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.  The most significant estimates are those involving residual values, collectibility of notes, accounts and leases receivable and valuation of equipment held for sale or lease.

The following is a summary of what management believes are the critical accounting policies related to the Company.  The application of these policies, in some cases, requires the Company’s management to make subjective judgments regarding the effect of matters that are inherently uncertain.  See Note 1, “Summary of Significant Accounting Policies,” to the Company’s Consolidated Financial Statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, previously filed with the Securities and Exchange Commission, for a more detailed discussion of the Company’s accounting policies.

Revenue and Cost Recognition.  The Company records revenue, primarily, in accordance with SFAS No. 13, Accounting for Leases, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, along with other related guidance under generally accepted accounting principles and other regulatory guidance related to revenue recognition.

The Company’s leasing activities include operating, direct finance and sales-type leases.  For all types of leases, the determination of profit considers the estimated value of equipment at lease termination, referred to as the residual value. The issues specific to operating, direct finance and sales-type leases are as follows:

•                  For operating leases, revenue and depreciation on the leased equipment are recorded on the straight-line method over the term of the lease.

•                  Direct finance and sales-type leases are similar in that substantially all of the benefits and risks of ownership of the leased equipment are transferred to the lessee, and finance income is recognized at a constant percentage return on the asset carrying value.  The carrying value consists of the present value of the future lease payments plus any unguaranteed residual, sometimes referred to herein as leases receivable.  A dealer’s profit or loss on the subject equipment is recognized at the inception of a sales-type lease.

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

Reserves For Losses.  An allowance for losses is maintained at levels determined by the Company’s management to adequately provide for collection losses and any other-than-temporary declines in other asset values.  In determining losses, the Company’s management considers economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant.  Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset.  If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset.  Asset charge-offs are recorded upon the disposition of the underlying assets.  Management reviews the Company’s assets on a quarterly basis to assess the adequacy of the allowances for losses in light of all available information.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002

The Company reported net income of $182,000 or $0.05 per diluted share in the second quarter 2003 compared to a net loss of $513,000 or $0.14 per diluted share in the second quarter 2002.  The second quarter 2002 results include a loss from continuing operations of $29,000 and a loss from discontinued operations of $484,000.  The Company completed $42.6 million in originations in the second quarter 2003 compared with $20.4 million in the second quarter 2002.  Originations in the second quarter 2003 included $23.0 million sourced through a single customer.  Included in this amount was a $20.8 million note syndicated by the Company, of which $1.0 million was retained by the Company for its portfolio.

Total revenues and the mix of revenues and related costs for the comparable periods varied significantly, but this variability is not unusual given the nature of the Company’s operations (see “Strategy” herein).  Revenues from continuing operations in the second quarter 2003 totaled $9.8 million compared to $8.8 million in the year-earlier quarter, an increase of $1.0 million.  This increase reflects higher levels of operating lease revenues and fee income, partially offset by lower revenues from equipment sales and sales-type leases.

Revenues from equipment sales and sales-type leases totaled $1.6 million in the second quarter of 2003 compared to $4.1 million in the year-earlier quarter, and are summarized as follows:

	June 30, 2003	June 30, 2002	Increase (Decrease)
Sales of equipment from inventory	$1,142,000	$1,487,000	$(345,000)
Sales of equipment coming off lease	250,000	1,582,000	(1,332,000)
Sales-type lease revenues, representing sales of equipment at the inception of a lease in which a dealer’s profit or loss is recognized	85,000	818,000	(733,000)
Retail sales of gaming equipment and merchandise	117,000	202,000	(85,000)
	$1,594,000	$4,089,000	$(2,495,000)

Costs of equipment sales and sales-type leases totaled $1.3 million and $3.2 million in the quarters ended June 30, 2003 and 2002, respectively.  Changes in margin result from a number of factors, including variations in pricing in the markets served by the Company.

Rental revenues from operating leases increased by $3.1 million, or 101%, to $6.1 million in the second quarter 2003 from $3.0 million in the year-earlier quarter as a result of the Company’s significantly larger portfolio of operating leases in the current year.  This portfolio increased to an average of $55.7 million in the second quarter 2003 from $29.4 million in the year-earlier period as a result of the Company’s aggressive sales efforts.  Related depreciation was $4.4 million and $2.0 million for the quarters ended June 30, 2003 and 2002, respectively.  Depreciation on operating leases as a percentage of rental revenues increased from 65% in the prior year quarter to 72% in the second quarter 2003.  This increase is due to the Company’s normal recurring quarterly portfolio review that resulted in acceleration of depreciation on certain leases in the current year quarter.

Finance income increased to $1.2 million in the second quarter 2003 from $1.1 million in the year-earlier quarter.  This nominal increase reflects the fact that the Company’s portfolio of notes and direct finance leases receivable was relatively unchanged between the two periods.

Fee income increased to $668,000 in the second quarter 2003 from $43,000 in the year-earlier quarter.  Included in the current year quarter was fee income from one customer in the amount of $567,000.  Fee income is non-recurring in nature.

Casino revenues decreased to $226,000 in the second quarter 2003 from $495,000 in the year-earlier quarter.  Casino costs, excluding depreciation and amortization, decreased to $331,000 in the current year quarter compared to $692,000 in the second quarter 2002.  The decreased costs are primarily comprised of decreased payroll and related costs and advertising.  The decreased loss from casino operations reflects efforts to reduce costs in light of the continued weakness of the Reno, Nevada gaming market as well as strong competition from Native American casinos operating in Northern California.

Interest expense totaled $2.4 million in the quarter ended June 30, 2003 compared to $1.8 million in the second quarter of 2002.  This increase results from higher average debt levels and a higher weighted average cost of funds in the second quarter of 2003 compared to the second quarter of 2002.  Average debt levels increased to $79.5 million in the quarter ended June 30, 2003 from $65.8 million in the second quarter of 2002.  The weighted average cost of funds increased to 12.09% in the quarter ended June 30, 2003 from 11.62% in the second quarter of 2002.

Selling, general and administrative expenses totaled $896,000 in the second quarter 2003 and $873,000 in the year-earlier quarter, reflecting the Company's successful efforts in controlling overhead costs in the current year quarter.

The estimated effective income tax rate was 36% in the first quarter 2003 and 42% in the first quarter 2002.  In both periods, the estimated effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

Loss from discontinued operations was $484,000 in the second quarter 2002.  This loss was the operating loss of operations that were classified in the first quarter 2002 as discontinued in accordance with Statement of

Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  There was no loss from discontinued operations during the second quarter 2003.

See Note 4 to the Consolidated Financial Statements for description of the Company’s Discontinued Operations.

Six months ended June 30, 2003 and 2002

The Company reported net income of $443,000 or $0.12 per diluted share for the six months ended June 30, 2003 compared to a net loss of $2,386,000 or $0.63 per diluted share for the six months ended June 30, 2002.  The results for the six months ended June 30, 2002 include a loss from continuing operations of $510,000 and a loss from discontinued operations of $1,876,000.  Gross originations of financing transactions were $74.1 million for the six months ended June 30, 2003, compared with $29.9 million in the year-earlier period.  Originations in the current year period included $51.1 million sourced through two customers.  Included in that amount was a $20.8 million note syndicated by the Company, of which $1.0 million was retained by the Company for its portfolio.

Total revenues and the mix of revenues and related costs for the comparable periods varied significantly, but this variability is not unusual given the nature of the Company’s operations (see “Strategy” herein).  Revenues from continuing operations in the six months ended June 30, 2003 totaled $19.3 million compared to $18.2 million in the year-earlier period.  The increase in revenues of $1.1 million is primarily attributable to higher levels of operating lease revenues and fee income, partially offset by lower revenues from equipment sales and sales-type leases.

Revenues from equipment sales and sales-type leases totaled $3.5 million in the six months ended June 30, 2003 compared to $9.0 million in the year-earlier period, and are summarized as follows:

	June 30, 2003	June 30, 2002	Increase (Decrease)
Sales of equipment from inventory	$1,806,000	$2,211,000	$(405,000)
Sales-type lease revenues, representing sales of equipment at the inception of a lease in which a dealer’s profit or loss is recognized	1,288,000	4,524,000	(3,236,000)
Sales of equipment coming off lease	180,000	1,897,000	(1,717,000)
Retail sales of gaming equipment and merchandise	225,000	410,000	(185,000)
	$3,499,000	$9,042,000	$(5,543,000)

Costs of equipment sales and sales-type leases totaled $2.8 million and $7.5 million in the six months ended June 30, 2003 and 2002, respectively, resulting in gross margins of $656,000 and $1.6 million, respectively  Changes in margin result from a number of factors, including variations in pricing in the markets served by the Company.

Rental revenues from operating leases increased by $6.0 million, or 107%, to $11.6 million in the six months ended June 30, 2003 from $5.6 million in the year-earlier period as a result of the Company’s significantly larger portfolio of operating leases in the current year.  This portfolio increased to a average of $51.2 million in the six months ended June 30, 2003 from $26.3 million in the year-earlier period as a result of the Company’s aggressive sales efforts.  Related depreciation was $8.2 million and $3.7 million for the six months ended June 30, 2003 and 2002, respectively.

Finance income totaled $2.2 million in the six months ended June 30, 2003 compared to $2.4 million in the year-earlier period, a decrease of $183,000.  This decrease reflects the somewhat smaller average portfolio of notes and direct finance leases in the Company’s portfolio during the six months ended June 30, 2003 as compared to the year-earlier period.

Fee income totaled $1.7 million in the six months ended June 30, 2003 compared to $383,000 in the year-earlier period, an increase of $1.3 million.  The increase is substantially the result of multiple 2003 engagements with one customer.  Fee income is non-recurring in nature.

Casino revenues totaled $389,000 in the six months ended June 30, 2003 compared to $836,000 in the year-earlier period, a decrease of $447,000.  Related casino costs, excluding depreciation and amortization, were

$642,000 and $1.4 million in the six months ended June 30, 2003 and 2002, respectively.  Included in the costs for the 2002 period are one-time pre-opening expenses of $238,000.  The 2003 loss from casino operations, before pre-opening expenses, is less than 2002 and reflects efforts to reduce costs in light of the continued weakness of the Reno, Nevada gaming market as well as strong competition from Native American casinos operating in Northern California.

Interest expense totaled $4.6 million in the six months ended June 30, 2003 compared to $3.7 million in the year-earlier period.  This increase reflects higher average debt levels and a higher weighted average cost of funds in the first half of 2003 compared to the first half of 2002.  Average debt levels increased to $75.0 million in the six months ended June 30, 2003 from $65.9 million in the year-earlier period.  The weighted average cost of funds increased to 12.36% in the six months ended June 30, 2003 from 11.56% in the year-earlier period.

Selling, general and administrative expenses totaled $1.9 million in the six months ended June 30, 2003 compared to $2.4 million in the year-earlier period.  The decrease of $561,000 primarily reflects lower compensation costs accrued in the current year period.

Loss from discontinued operations was $1.9 million in the six months ended June 30, 2002.  The loss consisted of a loss on disposal of $993,000 and an operating loss of $883,000 that were classified in the first quarter 2002 as discontinued in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The loss on disposal was primarily related to the write-off of certain intangibles in the Company’s Table Games and Casino Slot Exchange divisions.  In addition, due to the decision to forego further reconditioning activities, the Company provided a reserve for its related parts inventory of approximately $300,000 to liquidate the inventory quickly and reduce the associated on-going carrying costs.  There was no loss from discontinued operations during the six months ended June 30, 2003.

See Note 4 to the Consolidated Financial Statements for description of the Company’s Discontinued Operations.

The estimated effective income tax rate was 36% in the six months ended June 30, 2003 and 42% in the year-earlier period.  The increase and the reason the estimated effective rate was higher than the federal statutory tax rate of 34% was due primarily to state income taxes and permanent tax differences.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had $1.2 million in cash and cash equivalents, $3.0 million in availability on lines of credit and restricted cash of $2.4 million, of which $207,000 was immediately available to fund the originations of leases.  The funds necessary to support the Company’s activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries.  Payments under the Company’s borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings.  The Company manages its portfolio to optimize concentration among customers and geographic markets.  To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio.  The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

Equipment vendors payable at June 30, 2003 is $14.0 million.  Amounts due equipment vendors are generally settled with the proceeds of borrowings utilizing the underlying leases and related equipment as collateral.  Through July 31, 2003, approximately $2.7 million of the balance outstanding at June 30, 2003 was paid primarily with the proceeds of debt financing.

On February 24, 2003, the Company announced that it had entered into a letter of intent (the “Letter of Intent”) with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company’s Chairman and Chief Executive Officer, Lona M.B. Finley, the Company’s Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company’s President, Chief Operating Officer and Treasurer (collectively, the “Management Group”), to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock that is not already owned by the Management Group.  Under the terms of the letter of intent, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees.  Management estimates that such costs will be in the range of $500,000 to

$700,000, with said costs being paid from general corporate funds.  On July 8, 2003, the Company announced that it had extended, until August 10, 2003, the Letter of Intent.  The Management Group continues to actively negotiate with the Special Committee of the Company’s Board of Directors towards a definitive agreement under an informal extension of the Letter of Intent.

CASH FLOW

During the six months ended June 30, 2003, cash used by operating activities totaled $1.7 million compared to cash provided by operating activities (continuing and discontinued, combined) of $9.3 million in the first six months 2002.  The decrease in cash provided by operating activities during the first six months 2003 primarily results from increased originations of direct finance leases of $13.1 million and increased payments to equipment vendors of $13.2 million, partially offset by increased collections on notes and direct finance leases of $9.3 million and increased income from operations of $6.3 million.  Cash used in investing activities totaled $13.9 million in the six months ended June 30, 2003 compared to cash used in investing activities of $7.4 million in the first six months 2002.  The increase in cash used in investing activities is primarily the result of increased purchases of equipment to be placed under operating leases in the amount of $6.9 million.  Cash provided by financing activities totaled $16.7 million in the six months ended June 30, 2003 compared to cash used in financing activities of $3.5 million in the first six months 2003.  The increase primarily reflects increases in borrowings to finance higher levels of lease originations in 2003.

At June 30, 2003, total borrowings were $86.7 million, compared to $69.0 million at December 31, 2002.  At June 30, 2003, the Company’s revolving credit and working capital facilities aggregated approximately $14.0 million at interest rates ranging from 5.25% to 10.50%.  Advances under these agreements aggregated approximately $11.0 million at June 30, 2003.  The Company’s current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital needs.  The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio.  The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

Inflation is not expected to have a significant impact on the Company’s operations in the foreseeable future.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Substantially all of the Company’s borrowings are under fixed interest rates, and maturities are matched with the cash flows of leased assets and notes receivables.  A changing interest rate environment will not significantly impact the Company’s margins since the effects of higher or lower borrowing costs would be reflected in the rates for newly originated leases or collateralized loans.  Therefore, consistent with the Company’s strategy and intention to hold most of its originations to maturity, the Company does not have a significant exposure to interest rate changes for the foreseeable future.

Currency Risk

The Company does not have a significant exposure to foreign currency risk because all of its sales to customers in foreign countries are transacted in United States dollars.

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,”  “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology.  Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; competition the Company faces or may face in the future; the effects of the proposed going private transaction; uncertainty of market acceptance of the Company’s products and services; unproven performance of Rocky’s; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate financing on acceptable terms; the ability of the Company to recover its investment in gaming equipment leased under operating leases;  the risk of default by the Company’s customers with respect to its financing transactions; the Company’s dependence on key employees; potential fluctuations in the Company’s quarterly results; general economic and business conditions and other factors detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

ITEM 4.                              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Company evaluated, under the supervision of its Chief Executive Officer and its President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company concluded that its disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls.    Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

On February 24, 2003, the Company announced that it had entered into a letter of intent (the “Letter of Intent”) with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company’s Chairman and Chief Executive Officer, Lona M.B. Finley, the Company’s Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company’s President, Chief Operating Officer and Treasurer (collectively, the “Management Group”), to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock that is not already owned by the Management Group (the “Proposed Transaction) and thus becoming a closely-held company.  Under the terms of the letter of intent, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees.  Management estimates that such costs will be in the range of $500,000 to $700,000, with said costs being paid from general corporate funds.  On July 8, 2003, the Company announced that it had extended, until August 10, 2003, the Letter of Intent.  The Management Group continues to actively negotiate with the Special Committee of the Company’s Board of Directors towards a definitive agreement under an informal extension of the Letter of Intent.

The Company has been named as a defendant in a class action lawsuit filed by a shareholder in District Court, Clark County, Nevada in connection with the Proposed Transaction.  The complaint alleges that members of the Company’s Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and seeks to enjoin the Management Group from acquiring the shares.  The Company believes the allegations are without merit and intends to vigorously defend the lawsuit.  This is the third such complaint against the Company relating to the Proposed Transaction.  Each of the two prior complaints was voluntarily dismissed by the respective plaintiffs in response to the defendents’ motions to dismiss.

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

a)              The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Certification by Johan P. Finley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2	Certification by Peter D. Cleary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.1

Press release, dated July 8, 2003, announcing the extension, until August 10, 2003, of its letter of intent relating to the proposed management group acquisition of shares of common stock of the Company

99.2	Press release, dated July 8, 2003, announcing an update on shareholder complaints relating to the proposed management group acquisition of shares of common stock of the Company

b)             Reports on Form 8-K.  A Form 8-K was filed on May 14, 2003 announcing the Company’s earnings for the three months ended March 31, 2003.  A Form 8-K was filed on August 14, 2003 announcing the Company’s earnings for the three and six months ended June 30, 2003.  There were no other reports on Form 8-K during the period from June 30, 2003 to the date of this Quarterly Report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION

Dated: August 14, 2003	By:	/s/ Peter D. Cleary
President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer

(a duly authorized officer)