Form 10-Q
period 2003-09-30
PDS GAMING CORP
filed 2003-11-14
CIK 921438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class	Outstanding as of November 5, 2003
Common Stock, $.01 par value	3,806,222

PDS GAMING CORPORATION AND SUBSIDIARIES
INDEX

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets—September 30, 2003 (Unaudited) and December 31, 2002	3
	Consolidated Statements of Income—Three Months Ended September 30, 2003 and 2002 (Unaudited)	4
	Consolidated Statements of Income—Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2003 and 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Cash and cash equivalents	$5,229,000	$115,000
Restricted cash	4,566,000	1,377,000
Notes, accounts and leases receivable, net of allowances	39,075,000	41,203,000
Equipment under operating leases, net	62,833,000	42,487,000
Equipment held for sale or lease	2,070,000	3,350,000
Other assets, net	9,673,000	9,306,000

	$123,446,000	$97,838,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment vendors payable	$3,648,000	$14,385,000
Accounts payable	465,000	233,000
Accrued expenses and other	4,280,000	2,599,000
Customer deposits	4,413,000	3,440,000
Notes payable	95,638,000	59,977,000
Subordinated debt	6,217,000	9,054,000

	114,661,000	89,688,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,806,222 and 3,799,978 shares issued and outstanding	38,000	38,000
Additional paid-in capital	11,817,000	11,812,000
Deficit	(3,070,000)	(3,700,000)

	8,785,000	8,150,000

	$123,446,000	$97,838,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2003	2002
REVENUES:
Equipment sales and sales-type leases	$2,718,000	$672,000
Operating lease rentals	7,820,000	4,033,000
Finance income	1,410,000	1,292,000
Fee income	2,036,000	760,000
Casino	315,000	591,000

	14,299,000	7,348,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	2,934,000	652,000
Depreciation on leased equipment	5,533,000	2,757,000
Interest	3,457,000	1,969,000
Casino	455,000	657,000
Selling, general and administrative	1,288,000	1,089,000
Depreciation and amortization on other property	176,000	184,000
Collection and asset impairment provisions	163,000

	14,006,000	7,308,000

Income before income taxes	293,000	40,000
Income taxes	106,000	16,000

Income from continuing operations	187,000	24,000
Discontinued operations		(348,000)

Net income (loss)	$187,000	$(324,000)

Earnings (loss) per share:
Continuing operations—basic and diluted	$0.05	$0.01
Discontinued operations—basic and diluted		(0.10)
Net income (loss)—basic and diluted	0.05	(0.09)
Weighted average shares outstanding:
Basic	3,806,000	3,798,000
Diluted	3,809,000	3,798,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2003	2002
REVENUES:
Equipment sales and sales-type leases	$6,217,000	$9,714,000
Operating lease rentals	19,362,000	9,603,000
Finance income	3,612,000	3,677,000
Fee income	3,679,000	1,143,000
Casino	704,000	1,427,000

	33,574,000	25,564,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	5,777,000	8,395,000
Depreciation on leased equipment	13,698,000	6,430,000
Interest	8,094,000	5,655,000
Casino	1,097,000	2,057,000
Selling, general and administrative	3,150,000	3,223,000
Depreciation and amortization on other property	555,000	584,000
Collection and asset impairment provisions	218,000	59,000

	32,589,000	26,403,000

Income (loss) before income taxes (benefit)	985,000	(839,000)
Income taxes (benefit)	355,000	(353,000)

Income (loss) from continuing operations	630,000	(486,000)
Discontinued operations		(2,224,000)

Net income (loss)	$630,000	$(2,710,000)

Earnings (loss) per share:
Continuing operations—basic and diluted	$0.17	$(0.13)
Discontinued operations—basic and diluted		(0.59)
Net income (loss)—basic and diluted	0.17	(0.72)
Weighted average shares outstanding:
Basic	3,804,000	3,792,000
Diluted	3,805,000	3,792,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2003	2002
OPERATING ACTIVITIES:
Net cash provided by continuing operating activities	$6,656,000	$10,999,000
Net cash used in discontinued operating activities		(1,071,000)

Net cash provided by operating activities	6,656,000	9,928,000

INVESTING ACTIVITIES:
Purchase of equipment for leasing	(32,245,000)	(8,619,000)
Proceeds from sale of equipment under operating leases	1,147,000	464,000
Purchase of fixed assets	(92,000)	(1,221,000)
Other	7,000	(499,000)

Net cash used in investing activities	(31,183,000)	(9,875,000)

FINANCING ACTIVITIES:
Proceeds from borrowings	62,077,000	25,128,000
Repayment of borrowings	(26,416,000)	(22,976,000)
Increase in restricted cash	(3,189,000)	(481,000)
Repayment of subordinated debt	(2,837,000)	(2,684,000)
Proceeds from issuance of common stock	6,000	100,000

Net cash provided by (used in) financing activities	29,641,000	(913,000)

CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	5,114,000	(860,000)
Cash and cash equivalents at beginning of period	115,000	4,086,000

Cash and cash equivalents at end of period	$5,229,000	$3,226,000

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

        The balance sheet information at December 31, 2002 was derived from the audited financial statements included in the Company's 2002 Form 10-K.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Reported net income (loss)	$187,000	$(324,000)	$630,000	$(2,710,000)
Reported earnings (loss) per share—basic and diluted	0.05	(0.09)	0.17	(0.72)
Adjustment to compensation expense for stock-based awards, net of tax	41,000	114,000	122,000	341,000
Pro forma net income (loss)	146,000	(438,000)	508,000	(3,051,000)
Pro forma earnings (loss) per share—basic and diluted	0.04	(0.12)	0.13	(0.80)

        The weighted-average fair value of each stock option included in the preceding pro forma disclosures was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

3. NOTES PAYABLE

        Notes payable consist of the following:

	September 30, 2003	December 31, 2002
Recourse lines of credit with a maximum aggregate balance of $12,489,000 bearing interest at rates from 5.00% to 10.50%, secured by related investment in leases, equipment held for sale or lease and other assets	$8,621,000	$12,853,000
Equipment notes bearing interest at rates from 0% to 18.00%, secured by related investment in leases:
Recourse	36,849,000	21,838,000
Non-recourse	50,866,000	25,726,000

	96,336,000	60,417,000
Unamortized loan discounts	(698,000)	(440,000)

	$95,638,000	$59,977,000

        In October 2003, the Company refinanced a limited recourse note payable having a balance of $5,712,000. The new obligation, also limited recourse, had an original principal balance of $6,972,000, bears interest at a blended rate of 10.78% and matures on June 1, 2005. The debt is collateralized by certain lease schedules, as well as the underlying equipment.

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

        Results from discontinued operations, net of income tax benefit, are as follows for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Loss on discontinued operations:
Loss on disposal		$(993,000)
Operating loss	$(348,000)	(1,231,000)

	$(348,000)	$(2,224,000)

Loss per share (basic and diluted):
Loss on disposal		$(0.26)
Operating loss	$(0.10)	(0.33)

	$(0.10)	$(0.59)

5. CONTINGENCIES

        Litigation.    In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") with Claimant in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified. The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant. The Company seeks the dismissal of Claimant's claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees. Neither party has specified its alleged damages. The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in the first quarter of 2004. Although unable to predict the outcome of this matter, management believes the claim to be without merit and will vigorously pursue all legal defenses available to it. Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company. Accordingly, no accounting recognition has been provided for losses, if any.

        On February 24, 2003, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group (the "Proposed Transaction"). On July 8, 2003, the Company announced that it had extended the Letter of Intent until August 10, 2003, and on September 10, 2003, the Company announced that it had extended the Letter of Intent until November 15, 2003. The Proposed Transaction is subject to, among other things, the execution of a definitive agreement, approval by the Special Committee, approval by a majority of the Company's shares not owned by the Management Group, the procuring of all necessary consents of the Company's commercial lenders and the trustees under the indentures covering the Company's outstanding debt securities, the securing of required approvals from all gaming regulatory agencies, the obtaining of the necessary financing and the receipt by the Company of a favorable fairness opinion from an investment bank.

        On August 25, 2003, the Company announced the voluntary dismissal by the plaintiff of a purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada, in connection with the Proposed Transaction. The complaint alleged that members of the Company's Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and sought to enjoin the Management Group from acquiring the shares. This was the third similar complaint against the Company relating to the Proposed Transaction. Each of the two prior complaints were also voluntarily dismissed by the respective plaintiffs in response to the Company's motions to dismiss.

        On October 3, 2003, the Company filed a Complaint for Declaratory Relief against Heller EMX, Inc., and Does 1 through 100 in the United States District Court for the District of Nevada (the "Nevada Case"). The Complaint was provided to legal counsel for the defendants, but was not served pending a possible negotiated resolution. On October 16, 2003, the Company was served with a Summons and Complaint for Fraud, Conversion and Other Claims, filed by Heller EMX, Inc., Heller

Financial Leasing, Inc., and General Electric Capital Corp., in the United States District Court for the Southern District of New York, being case number 03 CV-6187 (the "New York Case"). Both cases seek a determination of the respective rights and duties of the parties under four Sale and Purchase Agreements, a Nonrecourse Proceeds Sharing Agreement and related agreements and documents. Plaintiffs in the New York Case also seek to recover compensatory and punitive damages for at least $5 million for alleged conversion and an order enjoining the Company from withholding certain payments, and compensatory and punitive damages in amounts to be determined at trial for alleged fraud, negligent misrepresentation, tortious interference with prospective business advantage/relations, breach of contract and unjust enrichment. The Company believes the allegations in the New York Case are without merit and intends to vigorously defend the New York Case and pursue the declaratory relief sought in the Nevada Case. See also "Residual Sharing" later herein.

        Residual sharing.    In December 2001, the Company agreed to share the proceeds from future sales of certain equipment at lease termination, but only to the extent, if any, that such proceeds exceed the Company's original estimate of residual values of the equipment made at the inception of the respective leases. The value of the equipment to be assigned to the sharing pool is calculated based on the present value of the Company's original anticipated residual value in the equipment at lease termination (originally $7.2 million), subject to adjustment as defined. The Company's obligation to assign assets to a residual sharing pool is collateralized by receivables totaling $9.1 million at September 30, 2003.

        Other.    On October 15, 2003, the Company received notice regarding non-conformance of certain gaming machines provided by the Company to a casino. The Company reimbursed the casino for estimated damages that were not material. The Company is currently conducting an internal investigation relating to this matter. At this time, management cannot estimate the future effect, if any, of this matter on the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is engaged in the business of leasing and other financing of gaming equipment and remarketing previously leased gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed, registered or otherwise authorized in the states of Nevada, New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and Washington to provide this financing alternative. In early 2001, the Company received a nonrestricted gaming license to operate The Gambler, now known as Rocky's Casino and Sports Bar ("Rocky's"), in Reno, Nevada.

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

STRATEGY

        The Company's principal operating strategy is to increase recurring revenues and cash flows through originations of leases. In addition to its leasing activities, the Company also originates note transactions which it generally sells to third parties. In some of its transactions, the Company holds the leases or notes for a period of time after origination or retains a partial ownership interest in the leases or notes. The Company believes its ability to remarket used gaming devices enhances the gaming devices' values at the end of an operating lease and facilitates additional financing transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        The following is a summary of what management believes are the critical accounting policies and estimates of the Company. Generally accepted accounting principles relative to leasing and other financing transactions do not permit significant opportunities for management discretion as to their selection. However, the application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain. See Note 1, "Summary of Significant Accounting Policies," to the Company's Consolidated Financial

Statements included within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, previously filed with the Securities and Exchange Commission, for a more detailed discussion of the Company's accounting policies.

        Revenue and Cost Recognition.    The Company records revenue, primarily, in accordance with SFAS No. 13, Accounting for Leases, as amended, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, along with other related guidance under generally accepted accounting principles and other regulatory guidance related to revenue recognition.

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

        Reserves for Losses.    An allowance for losses is maintained at levels determined by the Company's management to adequately provide for collection losses and any other-than-temporary declines in other asset values. In determining losses, the Company's management considers economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Management reviews the Company's assets on a quarterly basis to assess the adequacy of the allowances for losses in light of all available information.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002

        The Company reported net income of $187,000 or $0.05 per diluted share in the third quarter 2003 compared to a net loss of $324,000 or $0.09 per diluted share in the third quarter 2002. The third quarter 2002 results include income from continuing operations of $24,000 and a loss from discontinued operations of $348,000. The Company completed $31.2 million in originations in the third quarter 2003 compared with $7.5 million in the third quarter 2002. Originations in the third quarter 2003 included $28.1 million sourced through two customers.

        Total revenues and the mix of revenues and related costs for the comparable periods varied significantly, but this variability is not unusual given the nature of the Company's operations. Revenues from continuing operations in the third quarter 2003 totaled $14.3 million compared to $7.3 million in the year-earlier quarter, an increase of $7.0 million. This increase reflects higher levels of revenues from equipment sales and sales-type leases, operating lease rentals and fee income.

        Revenues from equipment sales and sales-type leases totaled $2.7 million in the third quarter of 2003 compared to $672,000 in the year-earlier quarter, and are summarized as follows:

	September 30, 2003	September 30, 2002	Increase (Decrease)
Sales of equipment from inventory	$271,000	$411,000	$(140,000)
Sales of equipment coming off lease	2,308,000	29,000	2,279,000
Retail sales of gaming equipment and merchandise	139,000	232,000	(93,000)

	$2,718,000	$672,000	$2,046,000

        Costs of equipment sales and sales-type leases totaled $2.9 million and $652,000 in the quarters ended September 30, 2003 and 2002, respectively. Changes in margin result from a number of factors, including variations in supply and demand in the markets served by the Company.

        Rental revenues from operating leases increased by $3.8 million, or 94%, to $7.8 million in the third quarter 2003 from $4.0 million in the year-earlier quarter as a result of the Company's significantly larger portfolio of operating leases, in relation to other leases, in the current year. This portfolio increased to an average of $61.6 million in the third quarter 2003 from $33.8 million in the year-earlier period as a result of the Company's aggressive sales efforts. Related depreciation increased to $5.5 million from $2.8 million for the quarters ended September 30, 2003 and 2002, respectively, as a result, and depreciation on equipment subject to operating leases as a percentage of rental revenues increased from 68% in the prior year quarter to 71% in the third quarter 2003. This increase is due to the Company's normal recurring quarterly portfolio review that resulted in acceleration of depreciation on certain leases in the current year quarter.

        Finance income increased to $1.4 million in the third quarter 2003 from $1.3 million in the year-earlier quarter. This nominal increase reflects the fact that the Company's portfolio of notes and direct finance leases receivable was relatively unchanged between the two periods.

        Fee income increased to $2.0 million in the third quarter 2003 from $760,000 in the year-earlier quarter. Approximately 80% of the fee income in the current year quarter was derived from one customer, which accounts for substantially all of the increase. Fee income is non-recurring in nature.

        Casino revenues decreased to $315,000 in the third quarter 2003 from $591,000 in the year-earlier quarter. Casino costs, excluding depreciation and amortization, decreased to $455,000 in the current year quarter compared to $657,000 in the third quarter 2002. The decreased costs are primarily comprised of decreased payroll and related costs and direct costs of sales. The losses from casino operations were $140,000 and $66,000 in the three months ended September 30, 2003 and 2002, respectively, and reflect the continued weakness of the Reno, Nevada gaming market as well as strong competition from Native American casinos operating in Northern California.

        Interest expense totaled $3.5 million in the quarter ended September 30, 2003 compared to $2.0 million in the third quarter of 2002. This increase results from higher average debt levels and a higher weighted average cost of funds in the third quarter of 2003 compared to the third quarter of

2002. Average debt levels increased to $94.4 million in the quarter ended September 30, 2003, from $64.5 million in the third quarter of 2002, primarily as a result of new originations. The weighted average cost of funds increased to 13.3% in the quarter ended September 30, 2003 from 12.2% in the third quarter of 2002 due to market factors.

        Selling, general and administrative expenses increased to $1.3 million in the third quarter 2003 from $1.1 million in the year-earlier quarter. The increase of $199,000 is primarily the result of increased legal, litigation and settlement costs of $188,000.

        The estimated effective income tax rate was 36% in the third quarter 2003 and 42% in the third quarter 2002. In both periods, the estimated effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

        Loss from discontinued operations was $348,000 in the third quarter 2002. This loss was the operating loss of operations that were classified in the first quarter 2002 as discontinued in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no loss from discontinued operations during the third quarter 2003.

        See Note 4 to the Consolidated Financial Statements for description of the Company's discontinued operations.

Nine months ended September 30, 2003 and 2002

        The Company reported net income of $630,000 or $0.17 per diluted share for the nine months ended September 30, 2003, compared to a net loss of $2.7 million or $0.72 per diluted share for the nine months ended September 30, 2002. The results for the nine months ended September 30, 2002 include a loss from continuing operations of $486,000 and a loss from discontinued operations of $2.2 million. Gross originations of financing transactions were $105.3 million for the nine months ended September 30, 2003, compared with $37.4 million in the year-earlier period. Originations in the current year period included $79.2 million sourced through two customers. Also included in originations in the current year period was a $16.6 million note syndicated by the Company, of which $1.4 million was retained by the Company for its portfolio.

        Total revenues and the mix of revenues and related costs for the comparable periods varied significantly, but this variability is not unusual given the nature of the Company's operations. Revenues from continuing operations in the nine months ended September 30, 2003 totaled $33.6 million compared to $25.6 million in the year-earlier period. The increase in revenues of $8.0 million is primarily attributable to higher levels of operating lease revenues and fee income, partially offset by lower revenues from equipment sales and sales-type leases and casino operations.

        Revenues from equipment sales and sales-type leases totaled $6.2 million in the nine months ended September 30, 2003 compared to $9.7 million in the year-earlier period, and are summarized as follows:

	September 30, 2003	September 30, 2002	Increase (Decrease)
Sales of equipment from inventory	$2,077,000	$2,623,000	$(546,000)
Sales-type lease revenues, representing sales of equipment at the inception of a lease in which a dealer's profit or loss is recognized	1,108,000	4,523,000	(3,415,000)
Sales of equipment coming off lease	2,668,000	1,926,000	742,000
Retail sales of gaming equipment and merchandise	364,000	642,000	(278,000)

	$6,217,000	$9,714,000	$(3,497,000)

        Costs of equipment sales and sales-type leases totaled $5.8 million and $8.4 million in the nine months ended September 30, 2003 and 2002, respectively, resulting in a decrease in gross margins to $440,000 from $1.3 million, respectively. Changes in costs and margin result from a number of factors, including variations in supply and demand in the markets served by the Company.

        Rental revenues from operating leases increased by $9.8 million, or 102%, to $19.4 million in the nine months ended September 30, 2003 from $9.6 million in the year-earlier period as a result of the Company's significantly larger portfolio of operating leases, in relation to other leases, in the current year. This portfolio increased to an average of $54.7 million in the nine months ended September 30, 2003 from $28.8 million in the year-earlier period as a result of the Company's aggressive sales efforts. Related depreciation increased to $13.7 million from $6.4 million for the nine months ended September 30, 2003 and 2002, respectively, as a result.

        Finance income totaled $3.6 million in the nine months ended September 30, 2003 compared to $3.7 million in the year-earlier period, a decrease of $65,000. This decrease reflects the somewhat smaller average portfolio of notes and direct finance leases in the Company's portfolio during the nine months ended September 30, 2003 as compared to the year-earlier period.

        Fee income totaled $3.7 million in the nine months ended September 30, 2003 compared to $1.1 million in the year-earlier period, an increase of $2.6 million. Approximately 86% of the fee income in the current year period was derived from one customer, which accounts for substantially all of the increase. Fee income is non-recurring in nature.

        Casino revenues totaled $704,000 in the nine months ended September 30, 2003 compared to $1.4 million in the year-earlier period, a decrease of $723,000. Related casino costs, excluding depreciation and amortization, were $1.1 million and $2.1 million in the nine months ended September 30, 2003 and 2002, respectively. Included in the costs for the 2002 period are one-time pre-opening expenses of $238,000. The losses from casino operations, before pre-opening expenses, were $393,000 and $392,000 in the nine months ended September 30, 2003 and 2002, respectively, and reflect the continued weakness of the Reno, Nevada gaming market as well as strong competition from Native American casinos operating in Northern California.

        Interest expense totaled $8.1 million in the nine months ended September 30, 2003 compared to $5.7 million in the year-earlier period. This increase reflects higher average debt levels and a higher weighted average cost of funds in the first nine months of 2003 compared to the first nine months of 2002. Average debt levels increased to $81.5 million in the nine months ended September 30, 2003 from $65.4 million in the year-earlier period, primarily as a result of new originations. The weighted average cost of funds increased to 12.7% in the nine months ended September 30, 2003 from 11.8% in the year-earlier period due to market factors.

        Selling, general and administrative expenses decreased by $73,000 to $3.1 million in the nine months ended September 30, 2003 from $3.2 million in the year-earlier period. The decrease of $73,000 is primarily the result of decreased compensation-related expenses of $198,000, partially offset by increased legal, litigation and settlement costs of $142,000.

        The estimated effective income tax rate was 36% in the nine months ended September 30, 2003 and 42% in the year-earlier period. The decrease and the reason the estimated effective rate was higher than the federal statutory tax rate of 34% was due primarily to state income taxes and permanent tax differences.

        Loss from discontinued operations was $2.2 million in the nine months ended September 30, 2002. The loss consisted of a loss on disposal of $1.0 million and an operating loss of $1.2 million from operations that were classified in the first quarter 2002 as discontinued in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The loss on disposal was primarily related to the write-off of certain intangibles in the Company's former Table Games and Casino Slot Exchange divisions. In addition, due to the decision to forego further reconditioning activities, the Company provided a reserve for its related parts inventory of approximately $300,000 to liquidate the inventory quickly and reduce the associated on-going carrying costs. There was no loss from discontinued operations during the nine months ended September 30, 2003.

        See Note 4 to the Consolidated Financial Statements for description of the Company's Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2003, the Company had $5.2 million in cash and cash equivalents, $3.9 million in availability on lines of credit and restricted cash of $4.6 million. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries. Payments under the Company's borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings. The Company manages its portfolio to optimize concentration among customers and geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

        Equipment vendors payable at September 30, 2003 is $3.6 million. Amounts due equipment vendors are generally settled with the proceeds of borrowings utilizing the underlying leases and related equipment as collateral.

        On February 24, 2003, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock that is not already owned by the Management Group. Under the terms of the letter of intent, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees. During the nine months ended September 30, 2001, $550,000 of such costs were paid from general corporate funds. Management estimates that additional costs in the range of $50,000 to $250,000 will be paid, with said costs also being paid from general corporate funds. On July 8, 2003, the Company announced that it had extended the Letter of Intent until August 10, 2003, and on September 10, 2003, the Company announced that it had extended the Letter of Intent until November 15, 2003.

CASH FLOW

        During the nine months ended September 30, 2003, cash provided by operating activities totaled $6.7 million compared to cash provided by operating activities (continuing and discontinued, combined) of $9.9 million in the first nine months 2002. The decrease in cash provided by operating activities during the first nine months 2003 primarily results from increased payments to equipment vendors of $13.2 million, increased originations of notes and direct finance leases of $8.2 million and decreased sales of notes and direct finance leases of $5.1 million, partially offset by increased collections on notes and direct finance leases of $11.3 million and increased cash flow from operations of $8.7 million. Cash used in investing activities totaled $31.2 million in the nine months ended September 30, 2003 compared to cash used in investing activities of $9.9 million in the first nine months 2002. The increase in cash used in investing activities is primarily the result of increased purchases of equipment to be placed under operating leases in the amount of $23.6 million. Cash provided by financing activities totaled $29.6 million in the nine months ended September 30, 2003 compared to cash used in financing activities of $913,000 in the first nine months 2002. The increase primarily reflects increases in borrowings to finance higher levels of lease originations in 2003.

        At September 30, 2003, total borrowings were $101.9 million, compared to $69.0 million at December 31, 2002. At September 30, 2003, the Company's revolving credit and working capital facilities aggregated approximately $12.5 million at interest rates ranging from 5.00% to 10.50%. Advances under these agreements aggregated approximately $8.6 million at September 30, 2003. The Company's current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company's anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

        Inflation is not expected to have a significant impact on the Company's operations in the foreseeable future.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") with Claimant in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The monetary damages sought by claimant are unspecified. The Company timely filed its Answering Statement and has asserted a Counterclaim against Claimant. The Company seeks the dismissal of Claimant's claims in their entirety, an award of monetary damages and reimbursement of all costs and expenses incurred by the Company as a result of the case, including attorneys fees. Neither party has specified its alleged damages. The case is in a preliminary stage, and the hearing before the American Arbitration Association panel is expected to occur in the first quarter of 2004. Although unable to predict the outcome of this matter, management believes the claim to be without merit and will vigorously pursue all legal defenses available to it. Management, further, does not believe that the outcome of such arbitration is likely to have a material adverse effect on the Company. Accordingly, no accounting recognition has been provided for losses, if any.

        On February 24, 2003, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group (the "Proposed Transaction"). On July 8, 2003, the Company announced that it had extended the Letter of Intent until August 10, 2003, and on September 10, 2003, the Company announced that it had extended the Letter of Intent until November 15, 2003. The Proposed Transaction is subject to, among other things, the execution of a definitive agreement, approval by the Special Committee, approval by a majority of the Company's shares not owned by the Management Group, the procuring of all necessary consents of the Company's commercial lenders and the trustees under the indentures covering the Company's outstanding debt securities, the securing of required approvals from all gaming regulatory agencies, the obtaining of the necessary financing and the receipt by the Company of a favorable fairness opinion from an investment bank.

        On August 25, 2003, the Company announced the voluntary dismissal by the plaintiff of a purported class action lawsuit filed by a shareholder in District Court, Clark County, Nevada, in connection with the Proposed Transaction. The complaint alleged that members of the Company's Board of Directors violated their fiduciary duties in approving the Letter of Intent with respect to the proposal submitted by the Management Group, and sought to enjoin the Management Group from acquiring the shares. This was the third similar complaint against the Company relating to the Proposed Transaction. Each of the two prior complaints were also voluntarily dismissed by the respective plaintiffs in response to the Company's motions to dismiss.

        On October 3, 2003, the Company filed a Complaint for Declaratory Relief against Heller EMX, Inc., and Does 1 through 100 in the United States District Court for the District of Nevada (the "Nevada Case"). The Complaint was provided to legal counsel for the defendants, but was not served pending a possible negotiated resolution. On October 16, 2003, the Company was served with a Summons and Complaint for Fraud, Conversion and Other Claims, filed by Heller EMX, Inc., Heller Financial Leasing, Inc., and General Electric Capital Corp., in the United States District Court for the Southern District of New York, being case number 03 CV-6187 (the "New York Case"). Both cases seek a determination of the respective rights and duties of the parties under four Sale and Purchase Agreements, a Nonrecourse Proceeds Sharing Agreement and related agreements and documents.

Plaintiffs in the New York Case also seek to recover compensatory and punitive damages for at least $5 million for alleged conversion and an order enjoining the Company from withholding certain payments, and compensatory and punitive damages in amounts to be determined at trial for alleged fraud, negligent misrepresentation, tortious interference with prospective business advantage/relations, breach of contract and unjust enrichment. The Company believes the allegations in the New York Case are without merit and intends to vigorously defend the New York Case and pursue the declaratory relief sought in the Nevada Case.

ITEM 5. OTHER INFORMATION

        On October 15, 2003, the Company received notice regarding non-conformance of certain gaming machines provided by the Company to a casino. The Company reimbursed the casino for estimated damages that were not material. The Company is currently conducting an internal investigation relating to this matter. At this time, management cannot estimate the future effect, if any, of this matter on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  The following exhibits are included with this quarterly report on Form 10-Q as required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification by Johan P. Finley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
31.2	Certification by Peter D. Cleary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.1	Press release, dated August 25, 2003, announcing the dismissal of a purported class action lawsuit filed by a shareholder
99.2
Press release, dated September 10, 2003, announcing the extension, until November 15, 2003, of the letter of intent relating to the proposed management group acquisition of shares of common stock of the Company
  b)
  Reports on Form 8-K. A Form 8-K was filed on August 15, 2003 announcing the Company's earnings for the three and six months ended June 30, 2003. There were no other reports on Form 8-K during the period from September 30, 2003 to the date of this Quarterly Report on Form 10-Q.

SIGNATURE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION
Dated: November 14, 2003	By:	/s/ PETER D. CLEARY
President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer (a duly authorized officer)

QuickLinks

PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)
PDS GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K