Form 10-K
period 2003-12-31
PDS GAMING CORP
filed 2004-03-30
CIK 921438

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        As of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, the approximate market value of stock held by non-affiliates was $3,671,000 based upon 2,622,410 shares held by such persons and the closing price on June 30, 2003 (the last day of trading in the month) of $1.40.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The number of shares outstanding of the Registrant's $0.01 par value common stock at March 5, 2004 was 3,806,222.

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

        In order to offer financing and gaming products to the gaming industry, the Company must be licensed in each jurisdiction in which it conducts business. As part of the licensing process, each gaming jurisdiction performs a thorough investigation of each applicant and certain of its directors, officers, key employees and significant shareholders. The Company currently is licensed in the states of Nevada (Manufacturer, Distributor, Slot Route Operator and Operator), New Jersey, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi and New Mexico, and with several Native American jurisdictions. The Company is also a registered Distributor in California. A significant percentage of the installed base of gaming devices in the United States is located in these jurisdictions. The Company believes its gaming licenses, coupled with its ability to remarket used gaming devices, provide a competitive advantage, enabling the Company to offer financing and leasing services that meet the needs of this industry more effectively than traditional financing.

        The Company entered into casino operations on January 25, 2001 when the Nevada Gaming Commission issued its final approval for the Company's acquisition of The Gambler casino, a nonrestricted licensed casino located in downtown Reno, Nevada. The Gambler was re-themed and re-named as Rocky's Casino and Sports Bar ("Rocky's") in early 2002. Due to continuing operating losses, the Company sought and was granted approval from the Nevada Gaming Control Board to temporarily cease operations at Rocky's effective January 31, 2004. Prior to that time, Rocky's was licensed to operate 180 slot machines. The Company is evaluating its future alternatives for Rocky's, which include sale, lease or joint venture of the property.

Recent Developments

        In February 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group for $1.25 per share in cash and an additional $1.50 per share in deferred cash payment rights. The deferred payment rights represent the right to receive three equal installments of $.50 per share of common stock on, respectively, the first, second and third anniversaries of the closing of the transaction. After the final deferred payment of $.50 is made on the third anniversary, total cash payments per share will total $2.75. The holders of such deferred payment rights will have no rights as shareholders of the Company, and the rights themselves will not be transferable except pursuant to testamentary disposition or by operation of law.

        The proposal is subject to, among other things, the execution of a definitive agreement, approval by a committee of the Company's independent directors and by a majority of the Company's shares not owned by the Management Group, the procuring of all necessary consents of the Company's commercial lenders, the securing of required approvals from all gaming regulatory agencies, the obtaining of the necessary financing, and the receipt by the Company of a favorable fairness opinion from an investment bank. The Management Group intends to maintain the Company's status as a public reporting company under the Securities Exchange Act of 1934 until the outstanding shares of the Company's common stock not already owned by the Management Group are acquired. The Management Group further intends to keep the Company's operations intact and maintain its headquarters in Las Vegas, Nevada.

        Under the terms of the letter of intent, which has been extended through April 15, 2004, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees. During the year ended December 31, 2003, $729,000 of such costs were paid from general corporate funds. Management estimates that additional costs in the range of $100,000 to $200,000 will be paid, with said costs also being paid from general corporate funds.

        On February 6, 2004, the Company announced that the Management Group received a financing commitment of up to $5.5 million that would be used toward the proposed buyout.

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

        At the end of the first quarter 2002, the Company discontinued operations of its Table Games Division, with the exception of servicing games currently under lease and selling or leasing games in inventory, and certain components of its Casino Slot Exchange Division. The Company has retained its ability to repair and remarket gaming devices which come off lease. The Company no longer purchases used gaming devices and reconditions them on a custom basis. This decision was made due to unacceptable operating results from, among other things, slower than anticipated customer installations, inadequate profit margins and the continuing costs of maintaining exclusive rights to certain intellectual property. Accordingly, the Company reclassified these activities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of these decisions and actions, the Company recognized a disposal loss of $2.4 million in 2002 primarily related to the write-off of its investment in certain intangibles and other assets of the Table Games and Casino Slot Exchange Divisions. Pre-tax operating losses for the discontinued operations were $2.5 million and $2.4 million in 2002 and 2001, respectively. Additional information on Discontinued Operations is contained in Note 7 to the Company's Consolidated Financial Statements included in Part IV, Item 15.

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

        The Company is licensed or registered to serve customers in 10 states and in certain Native American jurisdictions in California, Iowa, New Mexico and North Carolina. Most of the casino operators that purchase, finance or lease gaming equipment from the Company cater to customers that live nearby or who drive to their facilities, and most of these operators are not heavily dependent upon convention events or airline travel to support their customer base. Those distinctions may lessen any negative economic impact the Company might suffer, as compared to other gaming companies, from economic downturns in the convention and airline travel industries, including those that might be caused by the war against terrorism.

Finance and Lease Operations

        The Company believes that the gaming industry in general is in a gaming equipment replacement and casino development cycle, which provides increased opportunities for the Company's financing and leasing services. The Company's ability to offer casino operators innovative financing structures provides a competitive advantage over non-licensed financial institutions. For example, a customer that is interested in acquiring additional gaming machines may be subject to certain debt covenants that restrict the acquisition of new machines with debt. As an alternative to purchasing additional machines through conventional financing and possibly violating its debt covenants, the customer can elect to lease new equipment from the Company. Overall, the Company believes its experience in and knowledge of the industry and its ability to remarket used equipment, as well as its licenses, allow it to offer financing packages and services that meet the needs of the industry in a more effective manner than traditional financing and leasing sources.

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

        In 2001, the Company began originating certain operating leases on a participation basis. Under a typical participation lease, the Company receives a fixed percentage of the net win from each game, subject to certain minimums and maximums typically calculated on a per-machine, monthly basis. The Company has achieved increasing revenues and profits from this program, and intends to expand its originations of participation leases.

Casino Operations

        In 2001, the Company acquired The Gambler in Reno, Nevada. The Gambler was renamed Rocky's Casino and Sports Bar in the first quarter 2002 after undergoing extensive renovation and retheming. Due to continuing operating losses, the Company sought and was granted approval from the Nevada Gaming Control Board to temporarily cease operations at Rocky's effective January 31, 2004. Prior to that time, Rocky's was licensed to operate 180 slot machines. The Company is evaluating its future alternatives for Rocky's, which include sale, lease or joint venture of the property.

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

Principal Customers

        Historically, the Company has experienced significant nonrecurring revenues in connection with the completion of large gaming equipment financing transactions. During 2003, revenues from two of the Company's customers, as a percentage of total revenue, were 47% and 20%. Revenues from two of the Company's customers, as a percentage of 2002 revenue, were 24% and 24%. Revenues from one of the Company's customers, as a percentage of 2001 revenue, was 29%. No other customers in these years contributed 10% or more of total revenue. Due to the non-recurring nature of its large gaming equipment financing transactions, the Company cannot estimate the relative level of revenues that may be derived from one or several customers during 2004.

Government Regulation

        Gaming is a highly regulated industry. The Company's gaming equipment financing activities are subject to federal and state regulation and oversight. In order to (i) provide financing, (ii) own gaming devices to lease, (iii) distribute gaming devices, gaming equipment and/or table games and/or (iv) operate casinos, the Company must be properly licensed in each jurisdiction where it conducts business. As part of the licensing process, each gaming jurisdiction (including Native American gaming jurisdictions) performs a thorough investigation of each corporate applicant, its officers and directors and in some cases, significant shareholders and certain of its key employees. The Company, either directly or through one of its wholly owned subsidiaries, currently holds the following gaming licenses or registrations issued by state gaming regulatory authorities:

Jurisdiction	Type of License
California	Registered Manufacturer/Distributor
Colorado	Manufacturer/Distributor
Illinois	Supplier
Indiana	Supplier
Iowa	Distributor
Minnesota	Manufacturer/Distributor
Mississippi	Manufacturer/Distributor
Nevada	Manufacturer, Distributor, Slot Route Operator, Casino Operator
New Jersey	Casino Service Industry
New Mexico	Manufacturer/Distributor

        In 2003, the Company renewed its registration in California and its licenses in Illinois, Minnesota and New Mexico, and it filed renewal applications in the normal course in Colorado, Iowa, Mississippi and New Jersey. The Company believes all of its pending applications will be approved by the applicable gaming regulatory authorities.

        The Company is also licensed as a gaming Vendor or Supplier with several Native American tribes in California, including Barona, Cabazon, Dry Creek, Middletown Rancheria, Paskenta and Picayune (Chukchansi), and has been licensed by other tribal gaming commissions in Iowa, New Mexico and North Carolina. The Company will renew those licenses and file applications for new licenses as business dictates.

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

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so, by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. A record owner may also be found unsuitable if the record owner fails to identify himself or herself as a beneficial owner within 30 days of a request by the Nevada Commission or Chairman of the Nevada Board. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

        Federal Registration.    The manufacture and storage of devices used in gaming are governed by the Johnson Act of 1951, as amended by the Federal Gambling Devices Act of 1962 (collectively, the "Federal Acts"). The Federal Acts make it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the Attorney General of the United States Department of Justice. In addition, gambling device identification and record keeping requirements are imposed by the Federal Acts. Violation of the Federal Acts may result in seizure and forfeiture of the equipment, as well as other penalties. The Company has complied with the registration requirements of the Federal Acts.

        Native American Gaming Regulation.    Federal law, tribal-state compacts, and tribal gaming regulations govern gaming on Native American lands. The Indian Gaming Regulatory Act of 1988 (the "IGRA") provides the framework for federal and state control over all gaming on Native American lands, and is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the United States Department of the Interior. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating gaming, and approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. The IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact to govern gaming activities generally associated with casino gaming (termed "Class III" gaming under the IGRA). A tribal-state compact is generally not required for gaming generally described as "bingo games" (termed "Class II" gaming under the IGRA). Tribal-state compacts vary from state-to-state and in most cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes pursuant to the terms of the applicable tribal-state compact to regulate casino-style (Class III) gaming related activity by the tribe. Indian tribes are sovereign in their own government systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. The Company distributes both Class II and Class III gaming equipment to Native American tribes.

        Changes in federal, state or tribal laws or ordinances may limit or otherwise materially affect the types of gaming that may be conducted on Native American land. In addition, numerous lawsuits nationwide seek to limit or expand Native American gaming activities, the outcomes and impacts of which cannot be predicted. In this regard, on March 1, 2004, the United States Supreme Court declined to consider on appeal recent decisions made by the Eighth Circuit and the Tenth Circuit of the United States Court of Appeals. Previously, the Eighth Circuit of the United States Court of Appeals held that the Federal Acts do apply to Class II technological aids, although the court also found that the pull tab player stations at issue in that case were not Federal Acts devices. In addition, the Tenth Circuit of the United States Court of Appeals held that the Federal Acts did not prohibit the use of technological aids to Class II gaming on Native American land. As a result of the Supreme Court's refusal to reconsider the lower court decisions, the sale of Class II technological aids to, and the use of such aids by, Native American tribes have been upheld as legally permissible.

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

        Other Jurisdictions.    The Company currently is also approved to operate (in addition to Nevada and New Jersey) at various levels in California (tribal), Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, New Mexico and North Carolina (tribal). Although the regulations in these jurisdictions are not identical to the States of Nevada and New Jersey, their material attributes are substantially similar, as described below.

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

        In many jurisdictions, selling or distributing gaming equipment may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause that the Gaming Regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Gaming Regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the Gaming Regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. The Company and its key personnel have obtained all licenses necessary for the conduct of the Company's business in the jurisdictions in which it sells, distributes and finances gaming equipment. Suspension or revocation of such licenses could have a materially adverse effect on the Company's operations.

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

Employees

        As of December 31, 2003, the Company employed 64 persons, including five in direct sales and marketing, three in retail store sales, 11 in equipment remarketing, 16 in general and administrative functions (including accounting, credit, legal, compliance and human resources) and 29 in casino operations at Rocky's. Due to the temporary closure of Rocky's on January 31, 2004, all persons employed there were terminated.

ITEM 2. DESCRIPTION OF PROPERTIES

        The Company's corporate offices and its equipment remarketing facilities are located in approximately 60,000 square feet of leased space in Las Vegas, Nevada. The Company pays monthly rent of approximately $52,000 pursuant to leases expiring through December 31, 2004. As of December 31, 2003, 27,500 square feet of this leased space was subleased for payments aggregating $15,400 per month. These subleases extend for various terms through December 31, 2004. The Company considers its facilities as adequate and suitable for the purposes they serve.

        In addition, the Company owns a 6,500 square foot building situated on approximately .15 acres located in downtown Reno, Nevada where it operated Rocky's Casino and Sports Bar until it was closed on January 31, 2004. This land and building collateralize, with other assets, a $4 million line of credit that bears interest at the rate of prime plus 1.5% and matures in April 2004. As of December 31, 2003, the outstanding balance on this line of credit was $3,816,000.

ITEM 3. LEGAL PROCEEDINGS

        Tekbilt, Inc.    In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The hearing before the American Arbitration Association panel was scheduled to begin in February 2004. In February 2004, prior to the arbitration hearing, the Company and the Claimant agreed to settle the dispute. Under the settlement agreement, without any admission of fault or liability by either party, the Company agreed to pay the Claimant $450,000. The payment will be made in two installments. The first installment, of $200,000, was paid in March 2004 and the second installment, of $250,000, will be paid in August 2004. The settlement expense and corresponding liability are reflected in the Company's Consolidated Financial Statements included in Part IV, Item 15.

        Heller EMX, Inc.    On October 3, 2003, the Company filed a Complaint for Declaratory Relief against Heller EMX, Inc. and Does 1 through 100 in the United States District Court for the District of Nevada (the "Nevada Case"). The Complaint was provided to legal counsel for the defendants, but was not served pending a possible negotiated resolution. On October 16, 2003, the Company was served with a Summons and Complaint for Fraud, Conversion and Other Claims, filed by Heller EMX, Inc., Heller Financial Leasing, Inc., and General Electric Capital Corporation (collectively, "GE") in the United States District Court for the Southern District of New York, being case number 03 CV-6187 (the "New York Case"). Both cases sought a determination of the respective rights and duties of the parties under four Sale and Purchase Agreements, a Nonrecourse Proceeds Sharing Agreement and related agreements and documents. Plaintiffs in the New York Case also sought to recover compensatory and punitive damages for at least $5 million for alleged conversion and an order enjoining the Company from withholding certain payments, and compensatory and punitive damages in amounts to be determined at trial for alleged fraud, negligent misrepresentation, tortious interference with prospective business advantage/relations, breach of contract and unjust enrichment.

        In February 2004, the Company and GE settled the dispute described in the previous paragraph. Under this agreement, the Company purchased GE's rights, title and interest in certain leases, they terminated the Nonrecourse Proceeds Sharing Agreement dated December 31, 2001, certain escrowed funds were released to the Company, GE terminated its interests in a warrant held by GE to purchase common stock of the Company and GE restructured certain covenants in existing loan documents between GE and the Company. See also Note 11, Commitments and Contingencies, to the Company's Consolidated Financial Statements included in Part IV, Item 15.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of shareholders on December 29, 2003 for the purposes of (1) electing members of the Board of Directors of the Company, and (2) ratifying the appointment of Piercy, Bowler, Taylor and Kern, Certified Public Accountants and Business Advisors as the independent accountants of the Company for the fiscal year ended December 31, 2003.

        There were 3,806,222 shares of Common Stock entitled to vote at the meeting and a total of 3,751,420 shares (98.6%) were represented at the meeting. The shareholder voting was as follows:

  1.
  Election of Directors:

	For	Withhold Authority
Johan P. Finley	3,641,690	109,730
Peter D. Cleary	3,642,650	108,770
Joel M. Koonce	3,639,100	112,320
James L. Morrell	3,647,600	103,820
Patrick R. Cruzen	3,647,600	103,820
Lona M.B. Finley	3,627,190	124,230
  2.
  To ratify the appointment of Piercy, Bowler, Taylor and Kern, Certified Public Accountants and Business Advisors, as the independent accountants of the Company for the fiscal year ended December 31, 2003:

For	Withheld/Against	Abstain
3,728,260	21,200	1,960

        Based on the votes cast at the meeting, the ballot items relating to the election of directors and the ratification of auditors were approved.

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

	Price Range of Common Stock
	2003		2002
	High	Low	High	Low
First Quarter	$2.08	$0.82	$4.92	$3.00
Second Quarter	1.58	1.17	4.15	0.90
Third Quarter	1.64	1.26	1.50	0.43
Fourth Quarter	2.30	1.45	1.77	0.81

        As of March 5, 2004, the Company's common stock was held by 52 holders of record and an estimated 1,000 additional beneficial owners.

        No dividends were paid during the years ended December 31, 2003 and 2002. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. Certain of the Company's financing agreements restrict the payment of dividends. For additional information on restrictions on the payment of dividends, see Note 4 to the Company's Consolidated Financial Statements included in Part IV, Item 15.

Equity Compensation Plan Information

        With respect to equity compensation plans, the Company has adopted the 1993 Stock Option Plan (the "1993 Plan") and the 2002 Stock Option Plan (the "2002 Plan") that are authorized to issue up to 1,600,000 shares and 800,000 shares, respectively, of the Company's common stock. Although the 1993 Plan expired in April 2003, the options issued under the 1993 Plan shall continue to be exercisable until the relevant dates set forth in the individual stock option grants. All options issued since the expiration of the 1993 Plan have been issued under the 2002 Plan, which was approved by the shareholders in May 2002. The following table summarizes the Company's equity compensation plans that have been approved by stockholders and have not been approved by stockholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	550,000	$3.61	785,000
Equity compensation plans not approved by stockholders	—	—	—

	550,000	$3.61	785,000

Unregistered Issuances of Securities

        During the year ended December 31, 2003, the Company did not issue any unregistered securities.

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

	Years Ended December 31
	2003	2002	2001	2000	1999
	(in thousands, except per share and number of shares data)
Income Statement Data
Revenues:
Equipment sales and sales-type leases	$6,825	$18,907	$10,978	$31,288	$4,015
Operating lease rentals	28,193	13,691	11,142	10,497	12,426
Finance income	4,938	4,911	10,912	7,509	5,511
Fee income	4,383	1,104	4,750	2,107	3,697
Casino	896	1,714	1,356

	45,235	40,327	39,138	51,401	25,649

Costs and expenses:
Equipment sales and sales-type leases	6,339	17,310	9,764	26,102	3,875
Depreciation on operating leases	19,631	9,388	7,642	8,217	8,773
Interest	10,658	7,832	9,704	8,358	8,133
Casino	1,483	2,555	1,270
Selling, general and administrative	5,118	3,985	5,619	4,337	4,424
Depreciation and amortization on other property	725	754	868	726	386
Provision for doubtful accounts	218	141	147	212	1,395

	44,172	41,965	35,014	47,952	26,986

Income (loss) from continuing operations before income taxes and extraordinary item	1,063	(1,638)	4,124	3,449	(1,337)
Income taxes (benefit)	404	(528)	1,872	1,391	(349)
Income (loss) from continuing operations before extraordinary item	659	(1,110)	2,252	2,058	(988)
Income (loss) from discontinued operations, net of income taxes		(3,269)	(1,297)	(1,330)	254
Extraordinary gain on early extinguishment of debt, net of income tax			475

Net income (loss)	$659	$(4,379)	$1,430	$728	$(734)

Net income (loss) per common share:
Basic	$0.17	$(1.15)	$0.38	$0.20	$(0.20)
Diluted	0.17	(1.15)	0.37	0.20	(0.20)
Weighted average shares outstanding
Basic	3,804,000	3,794,000	3,730,000	3,711,000	3,684,000
Diluted	3,808,000	3,794,000	3,880,000	3,730,000	3,684,000
Balance Sheet Data
(in thousands)
Total assets	$123,833	$97,838	$85,387	$84,301	$108,033
Notes payable and subordinated debt	83,205	69,031	64,806	60,378	79,872

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is engaged in the business of leasing and other financing of gaming equipment and remarketing previously leased gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed (or registered, as the case may be) in the states of Nevada, New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi and New Mexico to provide this financing alternative. In early 2001, the Company received a nonrestricted gaming license to operate The Gambler, now known as Rocky's Casino and Sports Bar, in Reno, Nevada. Due to continuing operating losses, the Company sought and was granted approval from the Nevada Gaming Control Board to temporarily cease operations at Rocky's effective January 31, 2004. Prior to that time, Rocky's was licensed to operate 180 slot machines. The Company is evaluating its future alternatives for Rocky's, which include sale, lease or joint venture of the property.

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

	2003	2002	2001
Financing transactions originated and sold to third parties	$60,225	$5,400	$1,000
Financing transactions originated for the Company's portfolio	68,496	46,400	43,088

	$128,721	$51,800	$44,088

SIGNIFICANT ACCOUNTING ESTIMATES AND POLICIES

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

        The following is a summary of what management believes are the critical accounting estimates and policies related to the Company. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain. See Note 1, "Summary of Significant Accounting Policies," to the Company's Consolidated Financial Statements included in Part IV, Item 15 for a more detailed discussion of the Company's accounting policies.

        Revenue and Cost Recognition.    The Company records revenue primarily in accordance with SFAS No. 13, Accounting for Leases, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, along with other related guidance under generally accepted accounting principles and other applicable regulatory guidance.

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

        Estimates related to the economic life of the equipment and present value factors can influence the classification of a lease. The Company selects present value factors based upon perceived economic risk associated with the transaction relative to alternatives. The economic life of the related equipment is generally determined by reference to industry practices.

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

        Reserves For Collection and Other Losses.    An allowance for losses is maintained at levels determined by the Company's management to adequately provide for collection losses and any other-than-temporary declines in other asset values. In determining losses, the Company's management considers economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Management reviews the Company's assets on a quarterly basis to determine the adequacy of the allowances for losses.

RESULTS OF OPERATIONS

        During 2003, 2002 and 2001, the Company had net income (loss) of $659,000, $(4,379,000) and $1,430,000, respectively, on revenues of $45.2 million in 2003, $40.3 million in 2002 and $39.1 million in 2001.

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

        The Company's quarterly operating results, including net income, have historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of recognition of the resulting fee income upon subsequent sale. The years 2003, 2002 and 2001 are no exception. Transactions, particularly individually significant ones, can be in the negotiation and documentation stages for several months, and recognition of the resulting revenue and fee income by the Company may fluctuate greatly from quarter to quarter. Thus, the results of any quarter are not necessarily indicative of the results that may be expected for any other period.

        The following information is derived from the Company's Consolidated Statements of Income (Loss) appearing on page F-4 of Part IV, Item 15, and is presented solely to facilitate the discussion of results of continuing operations that follows (in thousands):

	Condensed Consolidated Statements of Income (Loss) for the Years Ended December 31,			Condensed Consolidated Statements of Income (Loss) for the Years Ended December 31,
			The Effect on Income of Changes Between Years			The Effect on Income of Changes Between Years
	2003	2002		2002	2001
Equipment sales and sales-type leases gross margin	$486	$1,597	$(1,111)	$1,597	$1,214	$383
Finance and lease gross margin	13,500	9,214	4,286	9,214	14,412	(5,198)
Fee income	4,383	1,104	3,279	1,104	4,750	(3,646)
Interest expense	(10,658)	(7,832)	(2,826)	(7,832)	(9,704)	1,872
Casino gross margin	(587)	(841)	254	(841)	86	(927)
Selling, general and administrative	(5,118)	(3,985)	(1,133)	(3,985)	(5,619)	1,634
Depreciation and amortization on other property	(725)	(754)	29	(754)	(868)	114
Provision for doubtful accounts	(218)	(141)	(77)	(141)	(147)	6

Income (loss) from continuing operations before income taxes (benefit) and extraordinary item	$1,063	$(1,638)	$2,701	$(1,638)	$4,124	$(5,762)

EQUIPMENT SALES AND SALES-TYPE LEASES

        The table below summarizes the results of equipment sales and sales-type leases (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
Sales-type leases	$1,185	$4,523	$1,019
Equipment sales	2,873	3,725	5,002
Sale of equipment at lease termination	2,767	10,659	4,957

	6,825	18,907	10,978

Costs of goods sold:
Sales-type leases	866	3,878	807
Equipment sales	2,758	3,047	4,488
Sale of equipment at lease termination	2,715	10,385	4,469

	6,339	17,310	9,764

Gross margin	$486	$1,597	$1,214

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

        Revenue from equipment sales and sales-type leases varies, in part, on a yearly basis as a result of lessees' decisions about continued use of the equipment after lease end. Should a lessee decide to continue to use the equipment, the Company will typically sell the equipment to the lessee (for cash, for a promissory note, or under a sales-type lease) for a profit. Similarly, a lessee may choose to terminate a lease early and buy the equipment, usually resulting in a gain for the Company. Therefore, in originating leases, the Company attempts to identify situations where the lessee would tend to keep the equipment beyond the lease period. Such situations increase the chance that the lessee will buy the equipment at the end of the lease term or terminate the lease early and buy the equipment. Revenue from equipment sales and sales-type leases is also dependent, to a large extent, upon the number of leases maturing in a particular period, since a greater number of leases increases the number of opportunities to sell equipment to the lessee at a gain.

        In 2002, one large finance lease was terminated early, and the lessee purchased the equipment for cash. The resulting transaction was reported as a sale of equipment at lease termination, and accounted for the substantial increase in revenue from and costs of goods sold for the sale of equipment at lease termination in 2002.

FINANCE AND LEASE GROSS MARGIN

        Finance and lease gross margin consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Operating lease rentals	$28,193	$13,691	$11,142
Finance income	4,938	4,911	10,912
Depreciation on operating leases	(19,631)	(9,388)	(7,642)

	$13,500	$9,214	$14,412

        Finance and lease gross margin increased in 2003 primarily as a result of the Company's significantly larger portfolio of operating leases in 2003. Equipment under operating leases, net, was $77.9 million and $42.5 million at December 31, 2003 and 2002, respectively. Notes and finance leases receivable were $19.6 million and $32.1 million at December 31, 2003 and 2002, respectively. The changes reflect the Company's increased emphasis on originating a greater proportion of operating leases than notes and finance leases. The Company expects that it will continue to originate a greater proportion of operating leases to hold in its portfolio. Consequently, the portfolio of notes and finance leases is expected to continue to decline in 2004 or increase at a lesser percentage than the increase in operating leases.

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

        Finance and lease gross margin declined from 2001 to 2002 primarily as a result of non-recurring finance income recognized in 2001 related to the workout and settlement of claims related to the Company's then largest customer.

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

        Fee income was $4.4 million, $1.1 million and $4.7 million in 2003, 2002 and 2001, respectively. Approximately $3.3 million of the fee income in 2003 was attributable to one customer, and approximately all of the fee income in 2001 was attributable to one customer.

INTEREST EXPENSE

        Interest expense increased to $10.7 million in 2003 from $7.8 million in 2002 due to higher levels of borrowings combined with generally higher costs of borrowing. Interest expense decreased to $7.8 million in 2002 from $9.7 million in 2001 due to lower levels of borrowings combined with generally lower costs of borrowing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased to $5.1 million in 2003 from $4.0 million in 2002. The increase of $1.1 million is primarily the result of increased litigation and settlement expenses of $963,000.

        Selling, general and administrative expenses decreased to $4.0 million in 2002 from $5.6 million in 2001. The decrease of $1.6 million reflects increased capitalized initial direct costs of $519,000, due to higher originations in 2002 as compared to 2001, legal fees and settlement costs of $355,000 that were incurred in 2001, but not in 2002, in connection with the bankruptcy of the Company's then most significant customer in 2001 and the resolution of a series of claims among the interested parties, and costs of $225,000 that were incurred in 2001, but not in 2002, associated with the Senior Subordinated Debt exchange offer.

COLLECTION AND ASSET IMPAIRMENT PROVISIONS

        Collection and asset impairment provisions are established for the Company's estimates of the amounts expected to be lost from (i) doubtful accounts, notes and direct finance leases receivable, reflected as provisions for doubtful accounts and deducted from notes, accounts and leases receivable, (ii) an impairment in the estimated net realizable value of equipment held for sale or lease, reflected as a component of selling, general and administrative expense and deducted from equipment held for sale or lease, and (iii) an impairment in the estimated net realizable value of equipment under operating leases, reflected as a component of depreciation on operating leases and deducted from equipment under operating leases. See Schedule II, Valuation and Qualifying Accounts and Reserves, included in Part IV, Item 15.

INCOME TAXES

        The Company's effective tax rate was approximately 38% for 2003. The effective rate for 2003 is higher than the federal statutory rate of 34% due primarily to state income taxes and costs that are non-deductible for federal income tax purposes. The Company's effective tax benefit rate was approximately 32% for 2002. The effective rate for 2002 is lower than the federal statutory rate of 34% due primarily to miscellaneous costs that are non-deductible for federal income tax purposes and therefore do not provide any tax benefit. The Company's effective tax rate was approximately 45% for 2001. The effective rate for 2001 is higher than the federal statutory rate of 34% due primarily to non-deductible amortization of asset/loan acquisition costs acquired through the issuance of warrants.

        The Company's deferred tax assets include net operating loss ("NOL") carryovers of approximately $310,000, which expire in 2023. The NOL may also be carried back up to two years. The NOL is available to offset federal income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2003, the Company had $2.0 million in cash and cash equivalents, and $3.1 million in availability on lines of credit. The funds necessary to support the Company's activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries. Payments under the Company's borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings. The Company manages its portfolio to optimize concentration among customers and geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

        In February 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by the Management Group to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group. Under the terms of the letter of intent, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees. During the year ended December 31, 2003, $729,000 of such costs were paid from general corporate funds. Management estimates that remaining such costs will be in the range of $100,000 to $200,000, with said costs being paid from general corporate funds.

        On February 6, 2004, the Company announced the receipt of a financing commitment from Cochran Road, LLC, a New York-based lender ("Cochran"), in the maximum amount of $9.5 million. Of the funds available, the Company has drawn $6.1 million as of March 12, 2004. The funds drawn have been used for the redemption of the Company's outstanding 10% and 12% Senior Subordinated Notes at par and working capital. At the time of redemption of the Senior Subordinated Notes, in March 2004, the outstanding principal balance of the notes was $5.5 million, of which $3.3 million was due in July 2004.

        Also on February 6, 2004, the Company announced that the Management Group had received a financing commitment from Cochran in a maximum principal amount of $5.5 million. The proceeds from this financing are intended to be used to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group.

        The Company prepares its balance sheet in an unclassified format, as is customary in its industry, because the working capital concept is not particularly meaningful for its business.

CASH FLOW

        Net cash provided by continuing operating activities amounted to $38.1 million in 2003, compared to $29.0 million in 2002. The increase in cash provided by continuing operating activities of $9.1 million primarily reflects an increase in cash earnings from operations of $12.9 million. With respect to the Company's discontinued operating activities, the Company used net cash of $1.6 million in 2002.

        The Company's investing activities used net cash of $53.6 million in 2003, compared to $35.0 million in 2002. The increase of $18.6 million in net cash used in investing activities resulted primarily from an increase of $21.2 million in the purchases of equipment to be placed under operating leases, which were $54.7 million in 2003 and $33.5 million in 2002. The increase in the purchases of equipment to be placed under operating leases and the resultant increase in net cash used in investing activities reflect the Company's emphasis on originating operating leases rather than notes and direct finance leases.

        The Company's financing activities provided $17.4 million in net cash in 2003, compared to $3.6 million in 2002. The increase of $13.8 million in net cash provided by financing activities was due primarily to an increase of $38.9 million in proceeds from borrowings, offset, in part, by an increase of $16.3 million in repayments of borrowings and an increase of $8.1 million in restricted cash.

        See Note 4 to the Company's Consolidated Financial Statements included in Part IV, Item 15 for a description of the Company's debt financing.

        The Company's current financial resources, including estimated cash flows from future operations and the lines of credit (which total approximately $12.2 million, of which $3.1 million is available as of December 31, 2003), are expected to be sufficient to fund the Company's anticipated working capital needs. In addition to the borrowing activities described previously, the Company has developed a network of financial institutions from which it borrows money related to specific financial transactions and to which it sells financial transactions on a regular basis. No assurance can be given that the Company will be successful in completing this financing.

        Inflation has not had a significant impact on the Company's operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        As of December 31, 2003, the Company's contractual cash obligations under its lines of credit, equipment notes, subordinated debt and operating leases for the next five years are as follows (in thousands):

		Payments due by Period
Contractual Obligations
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Lines of credit	$9,398	$8,853	$545
Equipment notes (recourse)	14,209	6,639	7,209	$361
Equipment notes (nonrecourse)	66,226	36,748	29,090	388
Subordinated debt	6,459	4,458	1,400	601
Operating leases	1,741	704	373	364	$300

Total	$98,033	$57,402	$38,617	$1,714	$300

        For additional information, see Note 4, "Notes Payable and Subordinated Debt," and Note 11, "Commitments and Contingencies," to the Company's Consolidated Financial Statements included in Part IV, Item 15.

FORWARD-LOOKING STATEMENTS

        Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; new legislation, regulations, and court decisions that could impact Native

American Gaming; competition the Company faces or may face in the future; the effects of the proposed going private transaction; uncertainty of market acceptance of the Company's products and services; uncertainties regarding the disposition of Rocky's; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the inability of the Company to continue to obtain adequate financing on acceptable terms; the inability of the Company to recover its investment in gaming equipment leased under operating leases; the risk of default by the Company's customers with respect to its financing transactions; the Company's dependence on key employees; potential fluctuations in the Company's quarterly results; general economic and business conditions and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission (the "SEC").

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

        Effects of Proposed Going Private Transaction.    The proposed going private transaction announced in February 2003 has caused and may continue to cause substantial time commitments for the Company's executive officers and directors. Should these matters distract management from the Company's business, the Company's operations could be adversely affected. In addition to the time commitments, the Company has paid $729,000 in legal costs and investment banking fees relating to the proposed going private transaction during 2003, and estimates $100,000 to $200,000 of additional costs in 2004.

        Strict Regulation by Gaming Authorities.    Financing gaming equipment and remarketing gaming machines to casino operators in the United States are subject to strict regulation under various state, county and municipal laws. The Company and its required officers and certain shareholders have received the necessary licenses, permits and authorizations required to own and distribute gaming machines in California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi, Nevada, New Jersey and New Mexico. Additionally, the Company has received its slot route operator's and operator's licenses in Nevada. Failure of the Company or any of its key personnel to obtain or maintain the requisite licenses, permits and authorizations would have a materially adverse effect on the Company. Expansion of the Company's activities may be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which the Company's licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. The Company cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on its future operations.

        Native American Gaming.    In recent years, a growing portion of the Company's business has been related to the financing of gaming equipment used by Native American gaming operations. New legislation, regulations and court decisions could impact the manner in which Native American gaming operations are conducted, thus potentially impacting the Company's ability to recoup its investment in equipment that is leased to these operations, as well as its ability to generate additional transactions with Native American tribes. Additionally, Native American tribes in the United States generally enjoy sovereign immunity from lawsuits, similar to that of the United States government. Although the Company generally obtains a waiver of sovereign immunity, there can be no assurance that a tribe will not assert sovereign immunity, even if such right has been waived. The law regarding sovereign immunity is unsettled. If any Native American tribe defaults and successfully asserts its right of sovereign immunity, the Company's ability to recover its investment and originate and sell future Native American gaming transactions could be materially adversely affected.

        Competition.    Significant competition encountered by the Company may have a materially adverse effect on the Company, and there can be no assurance that the Company will be able to compete successfully against current and future competitors. In recent years, the Company has focused primarily on providing financing to the gaming industry, including remarketing previously leased gaming machines to casino operators in the United States. In the gaming equipment financing market, the Company competes primarily with equipment manufacturers and to a lesser extent with leasing companies, commercial banks and other financial institutions. Certain of the Company's competitors are significantly larger and have substantially greater resources than the Company. With regard to the Company's investment in Rocky's, the Company temporarily closed the facility in January 2004 due to continued operating losses. There are many locations that compete directly or indirectly with Rocky's in the Reno, Nevada market. Gaming operators in that market have additionally come under significant competitive pressure from Native American owned casinos operating in Northern California. These factors could negatively impact the Company's ability to fully recover its investment in Rocky's.

        Demand for the Company's Products and Services.    The Company believes that its ability to increase revenues, cash flow and profitability will depend, in part, upon continued market acceptance of the Company's products and services. There can be no assurance that the market acceptance of the Company's products and services will continue. Changes in market conditions in the gaming industry and in the financial condition of casino operators, such as consolidation within the industry or other factors, could limit or diminish market acceptance of and demand for these products and services. Historically, the Company has experienced significant nonrecurring revenues in connection with its financing and sales of gaming equipment to casino operators. The Company has attracted new customers to replace these nonrecurring revenues. The inability of the Company to replace existing customers with new customers and the insufficient market acceptance of the Company's products and services or a decline in the public acceptance of gaming could have a materially adverse effect on the Company's business, financial condition and results of operations.

        Continued Availability of Adequate Financing.    The amount and number of financing transactions that can be originated by the Company are directly dependent upon and limited by its ability to fund such transactions, either through the sale of such transactions to institutional investors or through the Company's working capital, lines of credit and other financing sources. In addition, the Company desires to hold a greater volume of transactions, particularly leases, in its portfolio. There is no assurance that the Company's present funding sources will be willing to purchase future transactions, expand existing lines of credit or continue to provide the Company with a source of funds under acceptable terms. Further, there can be no assurance that the Company would be able to locate new funding sources, if needed. As a result, funding for the Company's transactions may not be available on acceptable terms or on a timely basis, if at all. The inability of the Company to obtain suitable and timely funding for its transactions could have a materially adverse effect on the Company's operations.

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

        Control by Current Management.    Johan P. Finley, the Company's founder and Chief Executive Officer, owns approximately 23.5% of the Company's outstanding common stock. In addition, Mr. Finley's wife and children own approximately 7.0% of the Company's outstanding common stock. Thus, Mr. Finley effectively controls the election of all members of the Company's Board of Directors and determines all corporate actions. Such ownership may discourage acquisition of large blocks of the Company's securities and may depress the price of the common stock and have an anti-takeover effect.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

        The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was done with the participation of the Company's Chief Executive Officer and the Company's President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to the Company's management, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

        The Company's management does not expect that the Company's disclosure controls and procedures or the Company's internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

        Based on this evaluation, the Company concluded that, subject to the limitations noted above, its disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter, i.e., the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

        Certain biographical information furnished by the Company's incumbent directors and executive officers is presented as follows:

        JOHAN P. FINLEY, age 42, is the founder of the Company and has been its Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in February 1988. He was President of the Company from its inception to July 1999. In addition, Mr. Finley was the President and Chief Executive Officer of RCM Inc. and Home Products, Inc. from 1991 to 1994.

        PETER D. CLEARY, age 46, has been a member of the Company's Board of Directors since January 1996 and has been President, Chief Operating Officer and Treasurer of the Company since July 1999 and has served as Interim Chief Financial Officer since August 2002. He was Executive Vice President of the Company from November 1998 to July 1999. Prior to that, Mr. Cleary served as Vice President and Chief Financial Officer from September 1995 to November 1998. From 1980 to 1995, Mr. Cleary served in various positions with Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP), most recently as Audit Manager.

        JOEL M. KOONCE, age 65, has been a member of the Company's Board of Directors since April 1994. From 1986 to 1998, he served as Group Vice President and Chief Financial and Administrative Officer of CENEX, Inc., a distributor of petroleum and agronomy products and other farm supplies located in St. Paul, Minnesota. Prior to joining CENEX, Mr. Koonce served in various management positions with Land O'Lakes, most recently as Vice President of Administration and Planning for Agricultural Services. Mr. Koonce served in various management positions for General Mills from 1965 to 1981. In addition, he served as a member of the Board of Directors of St. Paul Bank for Cooperatives from 1988 to 1998, including Chairman from 1997 to 1998. St. Paul Bank for Cooperatives made operating and capital loans to cooperatives throughout the United States.

        JAMES L. MORRELL, age 50, has been a member of the Company's Board of Directors since March 1996, and is an independent financial consultant. From 1986 to 1995, Mr. Morrell was employed by Dain Bosworth Inc., where he held a number of management positions, most recently Managing Director, Corporate Finance. During 1997, Mr. Morrell served as Interim Chief Financial Officer of Miller & Schroeder Financial, Inc., a company that has served as a lender to the Company. During 2001, Mr. Morrell served as President and Chief Financial Officer of The Marshall Group, a company that has provided investment banking services to the Company.

        PATRICK R. CRUZEN, age 56, has been a member of the Company's Board of Directors since June 2000. He is currently President of Cruzen & Associates, which offers a wide range of project-based services to the gaming industry. Mr. Cruzen was previously President and Chief Operating Officer of Grand Casinos from 1994 to 1996. From 1990 until 1994, Mr. Cruzen served as Senior Vice President of Finance/Administration of MGM Grand, Inc. Mr. Cruzen is also a member of the Board of Directors of Cash Systems, Inc.

        LONA M.B. FINLEY, age 39, has been a member of the Company's Board of Directors since May 1998, and has been Chief Administrative Officer since July 1998, Executive Vice President since February 2002, and Secretary since October 2002. Ms. Finley has served in various other positions with the Company since 1988, and is the spouse of Johan P. Finley.

Audit Committee

        The Audit Committee assists the Board of Directors in overseeing the Company's accounting and financial reporting processes and audits of the Company's financial statements, including the integrity of the Company's financial statements, compliance with legal and regulatory requirements, the Company's independent public accountants' qualifications and independence, the performance of the Company's internal audit function and independent public accountants, and such other duties as may be directed by the Board of Directors. The Audit Committee consists of Joel M. Koonce (Chairman), James L. Morrell and Patrick R. Cruzen.

        The Board of Directors has not determined whether any members of the Audit Committee meet the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, but intends to make such determination prior to the deadline established by NASDAQ. Each member of the Audit Committee meets the "independence" requirements of the SEC and NASDAQ for audit committee members.

Code of Conduct

        The Company has adopted a Code of Conduct for its Directors, Executive Officers and employees. This Code of Conduct is publicly available as an exhibit to this Form 10-K.

        If the Company makes any substantive amendments to its Code of Conduct or grants any waiver, including any implicit waiver, from a provision of its Code of Conduct that applies to the Company's Chief Executive Officer and Senior Financial Officers, the Company will disclose the nature of such amendment or waiver either through the Company's website or in a Form 8-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities ("ten-percent owners") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and subsequent reports of changes in ownership of a registered class of the Company's equity securities. Directors, executive officers and 10% owners are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were satisfied with the exception of one Form 4 that was filed three days delinquent in September 2003. This Form 4 reported the stock that was purchased by Peter D. Cleary, during the second quarter of 2003, through the employee stock purchase program.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the compensation of the Company's executive officers as of December 31, 2003 who received total salary and bonus in excess of $100,000 for the year ended December 31, 2003 (the "Named Executive Officers").

Long-term Compensation
Annual Compensation
Name and Principal Position					Securities Underlying Options	All Other Compensation
	Year	Salary	Bonus (1)
Johan P. Finley, Chief Executive Officer and Chairman of the Board	2003 2002 2001	$341,250 341,250 325,000	$	— — 50,000	— 25,000 25,000	$25,933(2 25,740(2 18,313(2	) ) )
Peter D. Cleary, President, Chief Operating Officer and Treasurer	2003 2002 2001	$210,000 210,000 195,000		— — —	— 10,000 —	$5,305(3 5,500(3 4,217(3	) ) )

(1)
Reported in the year paid.

(2)
Consists of Company contributions to a 401(k) profit sharing plan in the amount of $5,416, $5,500 and $5,250 in 2003, 2002 and 2001, respectively, Company-paid life insurance premiums in the amount of $19,648, $19,343 and $12,000 in 2003, 2002 and 2001, respectively, and an automobile allowance of $869, $897 and $1,063 in 2003, 2002 and 2001, respectively.

(3)
Consists of Company contributions to a 401(k) profit sharing plan in the amount of $5,305, $5,500 and $4,217 in 2003, 2002 and 2001, respectively.

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

        In September 1995, the Company entered into a one-year employment agreement with Peter D. Cleary that renewed automatically at the end of the initial and each successive term for an additional one-year term. In January 2002, the Company entered into a new employment agreement with Mr. Cleary that renewed automatically for one-year terms in January 2003 and January 2004, and will continue to renew automatically for additional one-year terms unless terminated by either party. Under the terms of this contract, Mr. Cleary receives a salary of $210,000 and a grant of 10,000 stock options per year, and is eligible to earn an annual cash and/or stock option bonus, based on various factors, in the sole and absolute discretion of the Compensation Committee. Mr. Cleary's salary may be increased annually by the Compensation Committee.

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

        There were no stock options granted in 2003 to the Named Executive Officers.

2003 YEAR-END OPTION VALUE TABLE

        The following table sets forth the number and aggregate dollar value of all unexercised options held by the Named Executive Officers as of the end of 2003. On December 31, 2003, the closing bid price of a share of the Company's common stock was $1.92. The value of the unexercised, in-the-money options held by the Named Executive Officers was based on the closing bid price on December 31, 2003 minus the relevant exercise price. There were no options exercised by the Named Executive Officers during 2003.

	Number of Shares Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
Name
	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Johan P. Finley	55,000	45,000	$26,250	$17,500
Peter D. Cleary	131,000	23,000	$6,520	$—

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The Company's only outstanding class of voting securities is Common Stock, $0.01 par value, of which 3,806,222 shares were outstanding as of the close of business on March 5, 2004. Each share of Common Stock is entitled to one vote on all matters put to a vote of shareholders. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 5, 2004 by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each executive officer of the Company included in the Summary Compensation Table set forth provided in Item 11, "Executive Compensation"; and (iv) all executive officers and directors as a group.

        Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names:

Name	Number(4)	Percent of Class
Johan P. Finley (1)(2)	954,786	24.8%
Peter D. Cleary (1)	151,207	3.8%
Lona M.B. Finley (1)(3)	278,786	7.3%
Joel M. Koonce (1)	28,500	*
James L. Morrell (1)	25,000	*
Patrick R. Cruzen (1)	10,500	*
All officers and directors as a group (6 persons)	1,448,779	37.6%
Johan P. Finley, Peter D. Cleary and Lona M.B. Finley (1)(5)	1,384,779	35.9%

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

(4)
Includes shares of Common Stock issuable to the following persons upon exercise of options that are currently exercisable or that will become exercisable within 60 days of March 5, 2004: Johan P. Finley, 50,000 shares; Peter D. Cleary, 133,000 shares; Lona M.B. Finley, 10,500 shares; Joel M. Koonce, 25,000 shares; James L. Morrell, 25,000 shares; Patrick R. Cruzen, 10,500 shares; all executive officers and directors as a group, 254,000 shares.

(5)
Based on the Schedule 13D (Amendment No. 1) filed on February 6, 2004 by these individuals as a "group" as that term is used in Section 13(d)(3) of the Exchange Act.

        For information with respect to the Company's equity plan information, see Item 5, "Market for Common Equity and Related Stockholder Matters—Equity Compensation Plan Information."

        For information with respect to the proposed going private transaction, see Item 1, "Business—Recent Developments."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company entered into a letter of intent, dated as of February 23, 2003, with Johan P. Finley, Lona M.B. Finley and Peter D. Cleary with respect to a proposed going private transaction. For an update of this transaction, see Item 1, "Business—Recent Developments."

        On February 24, 2004, the Company issued a promissory note in the original principal amount of $7,691,796 in favor of First State Bank of Thermopolis, the lender. The promissory note was issued in the ordinary course of business as part of the Company's plan of financing. In connection with this promissory note, Johan P. Finley provided a personal guaranty in favor of the lender. In exchange for the guaranty, the Company agreed to provide Mr. Finley with a guaranty fee equal to two percent of the outstanding principal on the promissory note in March of each year the promissory note is outstanding. The Company has also agreed to indemnify Mr. Finley for any and all losses, claims, damages, liabilities and expenses arising out of, or in connection with, the guaranty. The terms of the Company's arrangement with Mr. Finley were approved by the Company's Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        The Company's Audit Committee is required to pre-approve all audit and permissible non-audit services provided by the Company's independent auditor, Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation ("PBTK"), with certain limited exceptions. The Company's Audit Committee has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence.

        The fees paid during the fiscal years ended December 31, 2003 and 2002 for services provided by PBTK were as follows:

	2003	2002
Audit fees (1)	$100,750	$91,157
Audit-related fees (2)	983	24,093
Tax fees (3)	28,465	34,680
All other fees (4)	3,437	—

	$133,635	$149,930

(1)
Audit Fees: Fees for the professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's 10-Q filings, and services normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees: Fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. For 2003 and 2003, these services consisted substantially of technical research related to accounting issues.

(3)
Tax Fees: Fees for professional services rendered with respect to tax compliance, tax advice and tax planning. This includes preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

(4)
All Other Fees: Fees for miscellaneous, non-recurring engagements.

Pre-Approval Policies and Procedures

        The Company's Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by PBTK, our independent public accountants. The Company's Audit Committee requires the pre-approval of certain specific services in the defined categories of audit services, audit-related services and tax services up to specified amounts and establishes requirements for specific case-by-case pre-approval of discrete projects. The pre-approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual basis. The Company's Audit Committee will consider whether proposed services are compatible with the independence of the public accountants and prohibit retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the rules of the SEC.

        In 2003, no fees were paid to PBTK pursuant to the "de minimus" exception to the pre-approval policy permitted under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements

        The financial statements listed on the accompanying Index of Financial Statements (page F-1) are filed as part of this annual report.

(b)
Reports on Form 8-K

        A report on Form 8-K was filed by the Company on November 17, 2003 announcing the financial results for the third quarter ended September 30, 2003. There were no other reports on Form 8-K filed by the Company during the quarter ended December 31, 2003.

        A report on Form 8-K was filed on January 22, 2004 for the purpose of reporting the announcement that the Company would be closing its Rocky's Casino & Sports Bar, located in downtown Reno, Nevada, at midnight on Saturday, January 31, 2004. A report on Form 8-K was filed on February 6, 2004 for the purpose of reporting the announcement that (i) the Company had received a financing commitment from Cochran Road, LLC, a New York-based lender ("Cochran"), in a maximum principal amount of $9.5 million, and (ii) the management group proposing to acquire all of the outstanding stock of the Company not already owned by its members, consisting of Johan P. Finley, Lona M.B. Finley and Peter D. Cleary, had received a financing commitment from Cochran in a maximum principal amount of $5.5 million. There were no other reports on Form 8-K filed by the Company during the period from January 1, 2004 to the filing date of this Annual Report on Form 10-K.

(c)
Exhibits

        Included as Exhibits are the items listed in the Exhibit Index.

(d)
Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts and Reserves.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation dated September 21, 1993 (4)
3.2	Articles of Amendment to Articles of Incorporation dated February 24, 1994 (4)
3.3	Articles of Amendment to Articles of Incorporation dated April 26, 1994 (4)
3.4	Articles of Amendment of Amended and Restated Articles of Incorporation dated May 3, 1995 (4)
3.5	Bylaws of the Registrant (1)
3.6	Certificate of Designation of Preferred Stock dated March 30, 1998 and filed as of April 7, 1998 (13)
3.7	Amended and Restated Bylaws dated May 12, 2000 (18)
3.8	Articles of Amendment to Articles of Incorporation dated May 14, 2001 (14)
4.1	Specimen of Common Stock Certificate (1)
4.2	Indenture, between PDS Financial Corporation and U.S. Bank Trust National Association for the Registrant's 10% Senior Subordinated Notes Due July 1, 2004 (5)
4.3	Indenture between PDS Gaming Corporation and U.S. Bank Trust National Association for the Registrant's 12% Senior Subordinated Notes Due July 1, 2007 (15)
10.1	Industrial Real Estate Lease dated April 29, 1997, between the Registrant, as Tenant, and Patrick Commerce Center, LLC, as Landlord (4)
10.2	1993 Stock Option Plan, as amended (1)
10.3	Form of Incentive Stock Option Agreement (1)
10.4	Form of Non-Qualified Stock Option Agreement (1)
10.5	Employment Agreement between the Registrant and Johan P. Finley, dated February 1, 1998 (1)
10.6	Form of Tax Indemnification Agreement between the Registrant and Johan P. Finley (1)
10.7	Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as lender, and the Registrant as Borrower (6)
10.8	Loan and Security Agreement, dated October 29, 1998 between Heller Financial, Inc., as lender, and PDS Financial Corporation-Nevada, as Borrower (6)
10.9	Master Loan Agreement, dated December 15, 1998, by and among the Registrant, PDS Financial Corporation-Nevada and Miller & Schroeder Investments Corporation (6)
10.10	Loan and Security Agreement, dated April 28, 1999 between SunWest Bank as Lender and PDS Financial Corporation-Nevada as Borrower (9)
10.11	Master Revolving Line of Credit—Promissory Note by and among the Registrant, PDS Financial Corporation—Nevada and Nevada State Bank, dated April 22, 1999 (9)
10.12	Master Loan Agreement, dated October 28, 1999, by and among the Registrant, PDS Financial Corporation-Nevada and Miller & Schroeder Investments Corporation (9)

10.13	Agreement for Technology Transfer, Manufacture, Distribution and Affecting Patent, Trademark and Copyrights by and between the Registrant and DigiDeal Corporation dated June 16, 1999 (8)
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
10.36	† First Amended and Restated Amendment and Termination Agreement, made on August 14, 2002 with an effective date of May 3, 2002, by and between PDS Gaming Corporation and DigiDeal Corporation (22)
10.37	Letter Agreement, dated as of February 10, 2003, between the Registrant and Johan P. Finley amending the Employment Agreement between the Registrant and Johan P. Finley, dated February 1, 1998 (23)
10.38	Letter of Intent, dated February 23, 2003, by and between Johan P. Finley, Lona M.B. Finley, Peter D. Cleary and the Registrant (23)
10.39
Amended & Restated Loan Pooling and Last-Out Participation Agreement, dated September 24, 2003, between the Registrant and Canpartners Investments IV, LLC, Libra Securities, LLC, Ravich Revocable Trust of 1989, Highbridge/Zwirn Special Opportunities Fund, L.P. and Wishow, Ross, Warsavsky & Company
10.40	Promissory Note, dated February 24, 2004, issued by the Registrant to First State Bank of Thermopolis
10.41
Guaranty, dated February 24, 2004, by Johan P. Finley in favor of First State Bank of Thermopolis relating to the Promissory Note, dated February 24, 2004, issued by the Registrant to First State Bank of Thermopolis
10.42
Letter Agreement, dated February 24, 2004, between the Registrant and Johan P. Finley relating to the Guaranty, dated February 24, 2004, by Johan P. Finley in favor of First State Bank of Thermopolis relating to the Promissory Note, dated February 24, 2004, issued by the Registrant to First State Bank of Thermopolis
10.43	Settlement Agreement and Release, made and entered into as of February 24, 2004, by and between the Registrant and Tekbilt, Inc.
10.44	Settlement Agreement and Release, dated and effective as of February 27, 2004, by and between the Registrant and GE Capital Corporation, Heller EMX, Inc. and Heller Financial Leasing, Inc.
10.45	Loan Agreement, dated March 11, 2004, by and among the Registrant and Cochran Road, LLC, as agent for Lenders
14	Code of Conduct for Directors, Chief Executive and Senior Financial Officers of PDS Gaming Corporation

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
31.1	Certification by Johan P. Finley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
31.2	Certification by Peter D. Cleary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

(21)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended June 30, 2002

(22)
Incorporated by reference to the Registrant's previously filed Form 10-Q for the quarter ended September 30, 2002

(23)
Incorporated by reference to the Registrant's previously filed Form 10-K for the year ended December 31, 2002

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

PDS GAMING CORPORATION
Date: March 30, 2004	By:	/s/ JOHAN P. FINLEY Johan P. Finley, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

Name		Title

By	/s/ JOHAN P. FINLEY Johan P. Finley	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)
By	/s/ PETER D. CLEARY Peter D. Cleary	President Chief Operating Officer, Treasurer, Interim Chief Financial Officer, Director
By	/s/ LONA M. B. FINLEY Lona M. B. Finley	Executive Vice President, Secretary, Chief Administrative Officer, Director
By	/s/ PATRICK R. CRUZEN Patrick R. Cruzen	Director
By	/s/ JOEL M. KOONCE Joel M. Koonce	Director
By	/s/ JAMES L. MORRELL James L. Morrell	Director

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this report:

Page
Consolidated Financial Statements:
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7 - F-22
Schedule II—Valuation and Qualifying Accounts and Reserves	F-23

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders
of PDS Gaming Corporation:

        We have audited the accompanying consolidated balance sheets of PDS Gaming Corporation and Subsidiaries as of December 31, 2003 and 2002, and related consolidated statements of income (loss), stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDS Gaming Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

        In connection with our audits of the consolidated financial statements referred to above, we audited the financial schedule of valuation and qualifying accounts and reserves for the years ended December 31, 2003, 2002 and 2001. In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

PIERCY, BOWLER, TAYLOR & KERN
Certified Public Accountants and Business Advisors,
A Professional Corporation

Las Vegas, Nevada
March 2, 2004

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS:
Cash and cash equivalents	$2,042,000	$115,000
Restricted cash	10,886,000	1,377,000
Notes, accounts and leases receivable, net of allowances	21,798,000	41,203,000
Equipment under operating leases, net	77,922,000	42,487,000
Equipment held for sale or lease	1,984,000	3,350,000
Other assets, net	9,201,000	9,306,000

	$123,833,000	$97,838,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment vendors payable	$21,767,000	$14,385,000
Accounts payable	311,000	233,000
Customer deposits	4,678,000	3,440,000
Notes payable	77,643,000	59,977,000
Subordinated debt	5,562,000	9,054,000
Accrued expenses and other	5,056,000	2,599,000

	115,017,000	89,688,000

Stockholders' equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,806,222 and 3,799,978 shares issued and outstanding	38,000	38,000
Additional paid-in capital	11,819,000	11,812,000
Deficit	(3,041,000)	(3,700,000)

	8,816,000	8,150,000

	$123,833,000	$97,838,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES:
Equipment sales and sales-type leases	$6,825,000	$18,907,000	$10,978,000
Operating lease rentals	28,193,000	13,691,000	11,142,000
Finance income	4,938,000	4,911,000	10,912,000
Fee income	4,383,000	1,104,000	4,750,000
Casino	896,000	1,714,000	1,356,000

	45,235,000	40,327,000	39,138,000

COSTS AND EXPENSES:
Equipment sales and sales-type leases	6,339,000	17,310,000	9,764,000
Depreciation on operating leases	19,631,000	9,388,000	7,642,000
Interest	10,658,000	7,832,000	9,704,000
Casino	1,483,000	2,555,000	1,270,000
Selling, general and administrative	5,118,000	3,985,000	5,619,000
Depreciation and amortization on other property	725,000	754,000	868,000
Provision for doubtful accounts	218,000	141,000	147,000

	44,172,000	41,965,000	35,014,000

Income (loss) from continuing operations before income taxes (benefit) and extraordinary item	1,063,000	(1,638,000)	4,124,000
Income taxes (benefit)	404,000	(528,000)	1,872,000

Income (loss) from continuing operations before extraordinary item	659,000	(1,110,000)	2,252,000
Loss from discontinued operations, net of income tax benefit		(3,269,000)	(1,297,000)
Extraordinary gain on early extinguishment of debt, net of income tax			475,000

Net income (loss)	$659,000	$(4,379,000)	$1,430,000

Net income (loss) per share:
Basic:
Continuing operations before extraordinary item	$0.17	$(0.29)	$0.60
Discontinued operations		(0.86)	(0.35)
Extraordinary gain on early extinguishment of debt, less applicable tax			0.13

	$0.17	$(1.15)	$0.38

Diluted:
Continuing operations before extraordinary item	$0.17	$(0.29)	$0.58
Discontinued operations		(0.86)	(0.33)
Extraordinary gain on early extinguishment of debt, less applicable tax			0.12

	$0.17	$(1.15)	$0.37

Weighted average shares outstanding:
Basic	3,804,000	3,794,000	3,730,000
Diluted	3,808,000	3,794,000	3,880,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balances, January 1, 2001	3,714,485	$37,000	$11,556,000	$(751,000)	$10,842,000
Exercise of stock options, including tax benefit of $25,000	22,500		57,000		57,000
Issued pursuant to Employee Stock Purchase Plan	8,887		19,000		19,000
Issuance of stock purchase warrants			80,000		80,000
Net income				1,430,000	1,430,000

Balances, December 31, 2001	3,745,872	37,000	11,712,000	679,000	12,428,000
Exercise of stock options, including tax benefit of $12,000	48,500	1,000	90,000		91,000
Issued pursuant to Employee Stock Purchase Plan	5,606		10,000		10,000
Net loss				(4,379,000)	(4,379,000)

Balances, December 31, 2002	3,799,978	38,000	11,812,000	(3,700,000)	8,150,000
Issued pursuant to Employee Stock Purchase Plan	6,244		7,000		7,000
Net income				659,000	659,000

Balances, December 31, 2003	3,806,222	$38,000	$11,819,000	$(3,041,000)	$8,816,000

See notes to the consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES
Net cash provided by continuing activities	$38,105,000	$29,004,000	$13,316,000
Net cash used in discontinued operating activities		(1,568,000)	(1,490,000)

Net cash provided by operating activities	38,105,000	27,436,000	11,826,000

INVESTING ACTIVITIES
Purchases of equipment for leasing	(54,729,000)	(33,539,000)	(19,216,000)
Proceeds from sale of equipment	1,244,000	636,000	23,205,000
Other	(98,000)	(2,084,000)

Net cash provided by (used in) investing activities	(53,583,000)	(34,987,000)	3,989,000

FINANCING ACTIVITIES
Proceeds from borrowings	75,478,000	36,565,000	51,810,000
Repayments of borrowings	(45,080,000)	(28,783,000)	(65,290,000)
Increase in restricted cash	(9,509,000)	(1,377,000)
Repayment of subordinated debt	(3,492,000)	(2,925,000)	(358,000)
Stock options exercised		91,000	57,000
Proceeds from employee stock purchase plan	8,000	9,000	19,000

Net cash provided by (used in) financing activities	17,405,000	3,580,000	(13,762,000)

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	1,927,000	(3,971,000)	2,053,000
Balance, beginning of year	115,000	4,086,000	2,033,000

Balance, end of year	$2,042,000	$115,000	$4,086,000

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

        The Company manages its credit risk by evaluating the credit worthiness of customers before extending credit, perfecting security interests, and initiating legal collection proceedings when necessary. In establishing an allowance for doubtful collection, the Company considers the customer, the relative strength of the Company's legal position, the value of the collateral, the related cost of any proceedings and general economic conditions. Obtaining access to the collateral may take several months and require significant costs. The maximum losses that the Company would incur if a customer failed to pay amounts would be limited to the carrying value after any allowances provided.

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

        Equipment held for sale or lease, consisting primarily of gaming devices and related parts, is valued at the lower of average unit cost or net realizable value. Revenue is recognized when title transfers to the customer upon shipment of used gaming devices or upon the exercise of a purchase option under an operating lease.

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

        Cash equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consist solely of investments in money market accounts.

        Restricted cash.    Restricted cash consists of funds pledged against notes payable and certain funds received from lessees that are being held by the Company pending remittance to the lenders who have financed the leases. Restricted cash is excluded from cash and cash equivalents for purposes of the statements of cash flows.

        Other assets, net.    Property, plant and equipment is included in this classification and consists primarily of the land and building used at Rocky's Casino and Sport Bar (Note 12) in Reno, Nevada ("Rocky's") and other furniture, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization calculated using the straight-line method over the estimated useful lives. Also included are refundable income taxes, deferred income taxes, direct costs incurred in obtaining debt that are being amortized over the term of the underlying financing agreement, using the interest method, and costs to obtain licenses to own and distribute gaming devices and associated equipment that are amortized over three years on a straight-line basis.

        Allowances for collectibility and other losses.    Various allowances for losses are maintained at levels determined by management to adequately provide for any estimated declines in the recoverability of related asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset or its collateral to future net cash flows expected to be generated by the asset or its collateral if appropriate.

If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

        Net income (loss) per share.    The Company calculated basic and diluted net income (loss) per share as follows for the years ended December 31:

	2003	2002	2001
Net income (loss), basic and diluted	$659,000	$(4,379,000)	$1,430,000

Per share amounts:
Basic	$0.17	$(1.15)	$0.38
Diluted	$0.17	$(1.15)	$0.37
Weighted average shares outstanding:
Basic	3,804,000	3,794,000	3,730,000
Effect of dilutive options	4,000		150,000

Diluted	3,808,000	3,794,000	3,880,000

        Options to purchase 510,310 shares of common stock and warrants to purchase 1,272,000 shares of common stock were not included in the computation of diluted earnings per share for 2003 because the effect would have been anti-dilutive and the options' and warrants' exercise prices were greater than the average market price of the common stock for the year. The weighted average exercise price for these options and warrants was $3.41 and $8.16, respectively, as of December 31, 2003. These options and warrants expire at various dates through 2013. Weighted-average exercise prices ($6.68 in 2002 and $7.16 in 2001) in excess of average market prices caused options and warrants to purchase common shares (1,997,000 in 2002 and 1,512,000 in 2001) to be excluded from the computation of diluted earnings in those years.

        Stock compensation.    The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

        Reclassifications.    Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2. NOTES, ACCOUNTS AND LEASES RECEIVABLE:

        Notes, accounts and leases receivable consist of the following as of December 31:

	2003	2002
Notes receivable bearing interest at 8.5% to 12.5%	$4,513,000	$6,618,000
Minimum direct finance lease payments	18,511,000	39,072,000

	23,024,000	45,690,000
Unearned lease income, direct finance leases	(3,585,000)	(12,588,000)
Unamortized costs	216,000	40,000

	19,655,000	33,142,000
Accounts and other	2,154,000	9,156,000
Allowance for uncollectible notes, accounts and leases	(11,000)	(1,095,000)

	$21,798,000	$41,203,000

        Notes and direct finance lease receivables are due in monthly installments, generally collateralized by casino-related equipment and furnishings.

        At December 31, 2003, future minimum payments receivable on notes and leases are as follows:

Year ending December 31,	Notes	Leases	Total
2004	$1,003,000	$8,075,000	$9,078,000
2005	1,019,000	5,731,000	6,750,000
2006	934,000	4,209,000	5,143,000
2007	1,557,000	496,000	2,053,000
2008	—	—	—
2009	—	—	—

	$4,513,000	$18,511,000	$23,024,000

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

        Changes in the allowance for uncollectible notes, accounts and lease receivables are as follows:

	2003	2002
Balance, beginning of year	$1,095,000	$1,067,000
Collection provision	218,000	141,000
Charge-offs, net of recoveries	(1,302,000)	(113,000)

Balance, end of year	$11,000	$1,095,000

        During 2003, the Company wrote off a $1.0 million fully reserved receivable.

        The estimated fair value of notes and direct finance lease receivables approximates their carrying value, net of any applicable allowance. The fair value is estimated using discounted cash flow analysis and interest rates currently offered by the Company for obligations with similar terms and credit risk.

3. EQUIPMENT UNDER OPERATING LEASES:

        Equipment under operating leases consists of gaming equipment and casino/hotel-related equipment leased for periods ranging from 6 to 60 months as follows:

	2003	2002
Gaming and related equipment	$107,702,000	$54,453,000
Less accumulated depreciation	(29,737,000)	(11,966,000)
Less impairment allowance	(43,000)

	$77,922,000	$42,487,000

        Changes in the impairment allowance are as follows:

	2003	2002
Balance, beginning of year	$—	$—
Charge-offs, net of recoveries	(317,000)
Collection provision	360,000

Balance, end of year	$43,000	$—

        At December 31, 2003, future minimum lease payments to be received by the Company on operating leases for the years ending December 31, 2004 through 2007 are approximately $34,345,000, $28,960,000, $12,636,000 and $3,491,000, respectively, and none thereafter.

4. NOTES PAYABLE AND SUBORDINATED DEBT:

        Notes payable consist of the following:

	2003	2002
Lines of credit with a maximum aggregate balance of $12,222,000 bearing interest at rates from 5.0% to 10.5%, secured by related investment in leases and equipment held for sale or lease	$9,151,000	$12,853,000
Equipment notes bearing interest at rates from 0% to 15.08%, secured by related investment in leases:
Recourse	12,216,000	21,838,000
Nonrecourse	56,978,000	25,726,000

	78,345,000	60,417,000
Unamortized loan discounts	(702,000)	(440,000)

	$77,643,000	$59,977,000

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

        In 1998, the Company issued $13,800,000 of 10% Senior Subordinated Notes, due on July 1, 2004, that included 740,000 detachable stock purchase warrants (Note 6) with an exercise price of $12.25 valued at $690,000 ($32,000 unamortized as of December 31, 2003). Pursuant to the terms of the indenture, beginning July 1, 2000, a total of $2.1 million of the Senior Subordinated Notes was randomly selected each year for mandatory redemption. In 2001, the Company exchanged $2,205,000 of the 10% Senior Subordinated Notes for an equal amount of newly-issued 12% Senior Subordinated Notes that was to be due 25% in each of the four consecutive years beginning with the year ending December 31, 2004. Interest was payable quarterly. In addition to the four mandatory yearly redemptions, the Company could redeem this subordinated debt, in part or in full, at any time at par plus accrued interest and any premium, if applicable. The entire unpaid principal balance and unpaid interest thereon was to be due and payable on July 1, 2004 and 2007, respectively. In February 2004, the Company announced the receipt of a financing commitment from a New York-based lender in the maximum amount of $9.5 million. Of the funds available, the Company has drawn $6.1 million as of March 12, 2004. The funds drawn have been used, among other purposes, for the full redemption of the Company's outstanding 10% and 12% Senior Subordinated Notes at par. At the time of redemption, in March 2004, the outstanding principal balance of the notes was $5.5 million, of which $3.3 million was due in July 2004.

        The Company's line of credit agreements and subordinated debt restrict the payment of dividends. They also contain certain covenants regarding minimum consolidated tangible net worth, maximum recourse debt to net worth ratios, cash flow coverage and minimum interest expense coverage.

        Principal payments on recourse and nonrecourse notes payable and subordinated debt, as of December 31, 2003, are due as follows:

Year ending December 31:	Recourse Notes Payable	Nonrecourse Notes Payable	Subordinated Debt	Total
2004	$14,356,000	$30,465,000	$3,940,000	$48,761,000
2005	3,112,000	19,972,000	552,000	23,636,000
2006	3,563,000	6,251,000	551,000	10,365,000
2007	336,000	290,000	551,000	1,177,000

	$21,367,000	$56,978,000	$5,594,000	$83,939,000

5. INCOME TAXES:

        The following summarizes the components of deferred income taxes included in the Company's consolidated balance sheets under Other Assets, Net at December 31, 2003 and December 31, 2002:

	2003	2002
Deferred tax assets:
Customer deposits and prepaid rent	$1,361,000	$1,326,000
Net operating loss carryforwards	106,000	199,000
Asset valuation allowances and impairment provisions	933,000	958,000
Other	536,000	335,000

	2,936,000	2,818,000

Deferred tax liabilities:
Lease transactions	(960,000)	(967,000)
Initial direct costs	(483,000)	(264,000)

	(1,443,000)	(1,231,000)

Net deferred tax assets	$1,493,000	$1,587,000

        Income tax expense (benefit), before allocation to loss from discontinued operations and extraordinary items, is comprised as follows:

	2003	2002	2001
Current	$310,000	$(241,000)	$655,000
Deferred	94,000	(1,845,000)	534,000

	$404,000	$(2,086,000)	$1,189,000

        The difference between the normal federal statutory tax rate of 34% applied to income before income taxes and the Company's effective tax rate is:

	2003	2002	2001
Income taxes at federal statutory rate	34%	34%	34%
State income taxes, net of federal effect	2		2
Non-deductible amortization of costs	2	(2)	5
Other, net			4

	38%	32%	45%

6. STOCKHOLDERS' EQUITY:

        1993 Stock Option Plan.    The Company established its 1993 Stock Option Plan (the "1993 Plan") to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors. Up to 1,600,000 shares of the Company's common stock were authorized to be issued under this plan. The 1993 Plan provided that options granted thereunder would be either incentive stock options ("ISO's") or nonqualified stock options. Although the 1993 Plan expired in April 2003, the options issued under the 1993 Plan continue to be exercisable until the relevant dates set forth in the individual stock option grants.

        Options issued under the 1993 Plan had a maximum term of up to ten years. The exercise price of ISO's granted under the 1993 Plan was at least equal to the fair value of the common stock on the date of grant. The exercise price of nonqualified options was at least equal to 85% of the fair value of the common stock on the date of grant. If an option expired, terminated or was canceled, the shares not purchased thereunder became available for additional option awards under the 1993 Plan. Under the 1993 Plan, newly elected non-employee directors of the Company received an initial grant of non-qualified options to purchase 10,000 shares of common stock upon election to the Board and an annual grant of non-qualified options to purchase 5,000 shares of common stock.

        2002 Stock Option Plan.    The Company established its 2002 Stock Option Plan (the "2002 Plan") to encourage stock ownership by employees, officers, directors and other individuals as determined by the Board of Directors or a committee appointed by the Board of Directors. Up to 800,000 shares of the Company's common stock are authorized to be issued under this plan, which was approved by the shareholders in May 2002. The 2002 Plan is similar to the 1993 Plan in all material respects. At December 31, 2003, the Company has granted 15,000 options under the 2002 Plan.

        Option activity under the plans is summarized as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balances, January 1, 2001	49,000	895,000	$3.49
Increases in number of shares available	250,000	—	—
Granted	(242,000)	242,000	3.01
Exercised	—	(23,000)	1.42
Canceled	133,000	(133,000)	2.31

Balances, December 31, 2001	190,000	981,000	3.54
Granted	(142,000)	142,000	2.70
Exercised	—	(48,000)	1.62
Canceled	340,000	(340,000)	3.45
Number of shares made available through 2002 Plan	800,000

Balances, December 31, 2002	1,188,000	735,000	3.53
Expiration of 1993 Stock Option Plan	(588,000)	—	—
Granted	(15,000)	15,000	1.93
Exercised	—	—	—
Canceled	200,000	(200,000)	4.15

Balances, December 31, 2003	785,000	550,000	$5.22

Options exercisable at December 31, 2003		331,000	$3.61

        The following table summarizes stock options outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$1.20 - $2.50	253,000	5.5 years	138,000	3.9 years
$2.51 - $5.00	260,000	5.8	155,500	5.2
$5.01 - $7.50	4,000	7.0	4,500	7.0
$7.51 - $9.13	33,000	4.9	33,000	4.9

	550,000		331,000

        At December 31, 2003, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.20—$9.13 and 5.6 years, respectively. Had the Company used the fair value-based method of accounting and recognized compensation expense over the vesting period as provided for in Statement of Financial Accounting Standards No. 123, Stock Based Compensation, net income and net income per share for 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001
Pro forma net income (loss):
Basic and diluted	$571,000	$(4,490,000)	$960,000
Pro forma net income (loss) per share:
Basic	$0.15	$(1.18)	$0.26
Diluted	$0.15	$(1.18)	$0.25

        The pro forma information above only includes stock options granted after December 31, 1995. Pro forma compensation expense under the fair value-based method of accounting will generally increase over the next few years as additional stock option grants are considered.

        No options were granted under the 1993 Plan in 2003 to non-director employees. The weighted-average grant-date fair value of options granted under the 1993 Plan was $1.01 and $1.10 per option for 2002 and 2001, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the "Black-Scholes" option-pricing model and the following key assumptions:

	2003	2002	2001
Risk-free interest rate	3.7%	3.7%	3.7%
Expected life	5 years	5 years	5 years
Expected volatility	60%	60%	60%
Expected dividends	0	0	0

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

        In March 2002, the Company issued a warrant to purchase 181,700 shares of its common stock to General Electric Capital Corporation ("GE") in connection with an agreement entered into between the two parties. As part of this agreement, warrants to purchase 181,700 shares of common stock that were issued to an affiliate of GE in 1998, in partial consideration for the approval of a $25 million revolving line of credit, were cancelled. The warrant issued in 2002 was terminated in March 2004 pursuant to an agreement between the Company and GE, further described in Note 11, to settle a dispute between the parties. The warrant was exercisable when terminated, had an exercise price of $3.20 per share and would have expired in 2006. The warrants issued in 1998 were exercisable when cancelled, had an exercise price of $4.66 per share and would have expired in 2003. The Company valued the warrant issued in 2002 at $80,000, which was treated as a debt issuance cost and expensed, with a corresponding entry to additional paid-in capital.

        The Company also issued 740,000 detachable stock purchase warrants as part of the 1998 issuance of Senior Subordinated Notes discussed in Note 4. These warrants had an exercise price of $12.25 per share and expired in 2003.

7. DISCONTINUED OPERATIONS:

        At the end of the first quarter 2002, the Company discontinued operations of its Table Games Division, with the exception of servicing games currently under lease and selling or leasing games in inventory, and certain components of its Casino Slot Exchange Division. The Company has retained its ability to repair and remarket gaming devices which come off lease. The Company no longer purchases used gaming devices and reconditions them on a custom basis. This decision was made due to unacceptable operating results from, among other things, slower than anticipated customer installations, inadequate profit margins and the continuing costs of maintaining exclusive rights to certain intellectual property. Accordingly, the Company has classified these activities as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of these decisions and actions, the Company recognized a disposal loss of $2.4 million in 2002 primarily related to the write-off of its investment in certain intangibles and other assets of the Table Games and Casino Slot Exchange Divisions.

        Results from discontinued operations, net of income tax benefit, are as follows:

	Year Ended December 31
	2003	2002	2001
Loss on discontinued operations:
Loss on disposal		$(2,370,000)
Operating loss		(2,457,000)	$(2,375,000)
Income tax benefit		1,558,000	1,078,000

	$0	$(3,269,000)	$(1,297,000)

Loss per share (diluted):
Loss on disposal		$(0.62)
Operating loss		(0.65)	$(0.61)
Income tax benefit		0.41	0.28

	$0	$(0.86)	$(0.33)

8. OTHER EMPLOYEE MATTERS:

        Benefit plans.    The Company maintains a contributory defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code and covers eligible employees. Company contributions are at the discretion of the Board of Directors, and are currently established as 50% of the employee's contribution up to a maximum employee contribution of 6% of the employee's earnings. The Company's contributions to the plan in 2003, 2002 and 2001 were not material.

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

        Guaranty fee and indemnity.    On February 24, 2004, the Company issued a promissory note to a bank in the original principal amount of $7,691,796, personally guaranteed by Johan P. Finley, the Company's Chief Executive Officer. In exchange for his personal guaranty, the Company agreed to provide Mr. Finley with a guaranty fee equal to two percent of the outstanding principal on the promissory note in March of each year the promissory note is outstanding. The Company has also agreed to indemnify Mr. Finley for any and all losses, claims, damages, liabilities and expenses arising out of, or in connection with, the guaranty. The terms of the Company's arrangement with Mr. Finley were approved by the Company's Audit Committee.

9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:

        The financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts and notes receivable. Each of the Company's business segments conducts business in and the resulting receivables are concentrated in specific legalized gaming regions.

        As of December 31, 2003, the Company's two largest customers represented 65% and 16% of the total portfolio of notes, accounts and leases of $99,720,000. No other customer represented more than 3% of the portfolio.

        Based on the carrying value of the portfolio, 100% of the Company's portfolio at December 31, 2003 is located in the United States, with 65%, 8% and 7% in the states of New Jersey, Florida and Oklahoma, respectively.

        During 2003, revenues from two of the Company's customers, as a percentage of total revenue, were 47% and 20%. Revenues from two of the Company's customers, as a percentage of 2002 revenue, were 24% and 24%. Revenues from one of the Company's customers, as a percentage of 2001 revenue, was 29%.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The carrying amounts at December 31, 2003 for cash and cash equivalents, notes, accounts and leases receivable, net of allowances, equipment vendors payable, accounts payable, notes payable and subordinated debt approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

11. COMMITMENTS AND CONTINGENCIES:

        Tekbilt, Inc. dispute.    In May 2002, the Company received notification that Tekbilt, Inc. ("Claimant") had submitted a Demand for Arbitration to the American Arbitration Association alleging breach of a Distributor Agreement (the "Agreement") in connection with the Company's discontinued operations. In the notification, Claimant alleged that such breach has caused Claimant to sustain substantial damages. The hearing before the American Arbitration Association panel was scheduled to begin in February 2004. In February 2004, prior to the arbitration hearing, the Company and the Claimant agreed to settle the dispute. Under the settlement agreement, without any admission of fault or liability by either party, the Company agreed to pay the Claimant $450,000. The payment will be made in two installments. The first installment, of $200,000, was paid in March 2004 and the second installment, of $250,000, will be paid in August 2004. The settlement expense and corresponding liability are reflected in the consolidated financial statements.

        Heller EMX, Inc. litigation.    On October 3, 2003, the Company filed a Complaint for Declaratory Relief against Heller EMX, Inc. and Does 1 through 100 in the United States District Court for the District of Nevada (the "Nevada Case"). The Complaint was provided to legal counsel for the defendants, but was not served pending a possible negotiated resolution. On October 16, 2003, the Company was served with a Summons and Complaint for Fraud, Conversion and Other Claims, filed by Heller EMX, Inc., Heller Financial Leasing, Inc., and General Electric Capital Corporation (collectively, "GE") in the United States District Court for the Southern District of New York, being case number 03 CV-6187 (the "New York Case"). Both cases sought a determination of the respective rights and duties of the parties under four Sale and Purchase Agreements, a Nonrecourse Proceeds Sharing Agreement and related agreements and documents. Plaintiffs in the New York Case also sought to recover compensatory and punitive damages for at least $5 million for alleged conversion and an order enjoining the Company from withholding certain payments, and compensatory and punitive damages in amounts to be determined at trial for alleged fraud, negligent misrepresentation, tortious interference with prospective business advantage/relations, breach of contract and unjust enrichment.

        In February 2004, the Company and GE settled the dispute described in the previous paragraph. Under this agreement, the Company purchased GE's rights, title and interest in certain leases, they terminated the Nonrecourse Proceeds Sharing Agreement dated December 31, 2001, certain escrowed funds were released to the Company, GE terminated its interests in a warrant held by GE to purchase common stock of the Company and GE restructured certain covenants in existing loan documents between GE and the Company. See also "Residual Sharing" later herein.

        Management Group proposal.    In February 2003, the Company announced that it had entered into a letter of intent (the "Letter of Intent") with respect to a proposal submitted by a management group consisting of Johan P. Finley, the Company's Chairman and Chief Executive Officer, Lona M.B. Finley, the Company's Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company's President, Chief Operating Officer and Treasurer (collectively, the "Management Group"), to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group (the "Proposed Transaction"). The Letter of Intent has been extended until April 15, 2004. The Proposed Transaction is subject to, among other things, the execution of a definitive agreement, approval by the Special Committee, approval by a majority of the Company's shares not owned by the Management Group, the procuring of all necessary consents of the Company's commercial lenders, the securing of required approvals from all gaming regulatory agencies, the obtaining of the necessary financing and the receipt by the Company of a favorable fairness opinion from an investment bank.

        Lease and other commitments.    The Company leases office space, warehouse space for its equipment remarketing activities, retail space and personal property under terms of various noncancelable operating leases expiring through 2010. The lease agreements require the Company to pay monthly base rent in varying amounts plus its pro rata share of operating expenses. Percentage rents apply to the leased retail space to the extent that certain sales thresholds are exceeded. Rent expense for continuing operations was approximately $761,000, $485,000 and $308,000 in 2003, 2002 and 2001, respectively. The increase in rent expense from 2002 to 2003 was substantially due to rent expense that was applicable to discontinued operations in 2002.

        Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2004	$704,000
2005	187,000
2006	186,000
2007	184,000
2008	180,000
Thereafter	300,000

$1,741,000

        Residual sharing.    In December 2001, the Company entered into the Nonrecourse Proceeds Sharing Agreement with an affiliate of GE. Under this agreement, the parties were to share the proceeds from future sales of certain equipment at lease termination, but only to the extent, if any, that such proceeds exceeded the Company's original estimate of residual values of the equipment made at the inception of the respective leases. The Company's obligation to assign assets to the residual sharing pool was collateralized by receivables totaling $7.9 million at December 31, 2003.

        Pursuant to the settlement of litigation between the Company and GE, as previously described under "Litigation," the Nonrecourse Proceeds Sharing Agreement was terminated and the Company agreed to share with GE the Residual Profits (as such term is defined in the settlement agreement) from certain leases. Under this new sharing arrangement, the Company will receive 75% and GE will receive 25%, up to a maximum of $400,000, of the Residual Profits derived from the applicable leases after the Company has received $2.6 million in Residual Profits from the applicable leases and certain other leases.

        In addition to the Nonrecourse Proceeds Sharing Agreement previously described, the Company's investments in certain leases are subject to lending agreements that provide for a sharing of the proceeds from the disposition of such leases once the Company's investment has been returned.

12. SUBSEQUENT EVENTS:

        Due to continuing operating losses, the Company sought and was granted approval from the Nevada Gaming Control Board to temporarily cease operations at Rocky's effective January 31, 2004. Prior to that time, Rocky's was licensed to operate 180 slot machines. The Company is evaluating its future alternatives for Rocky's, which include sale, lease or joint venture of the property.

        On February 6, 2004, the Company announced the receipt of a financing commitment from a New York-based lender in the maximum amount of $9.5 million. Of the funds available, the Company has drawn $6.1 million as of March 12, 2004. The funds drawn have been used for the redemption of the Company's outstanding 10% and 12% Senior Subordinated Notes at par and working capital. At the time of redemption of the Senior Subordinated Notes, in March 2004, the outstanding principal balance of the notes was $5.5 million, of which $3.3 million was due in July 2004.

        Also on February 6, 2004, the Company announced that the Management Group had received a financing commitment from the same New-York based lender in a maximum principal amount of $5.5 million. The proceeds from this financing are intended to be used to acquire all of the approximately 69% of the outstanding shares of the Company's common stock not already owned by the Management Group.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

	2003	2002	2001
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Income (loss) from continuing operations and extraordinary gain from early extinguishments of debt, net of income tax	$659,000	$(1,110,000)	$2,727,000
Depreciation on operating leases	19,631,000	9,388,000	7,642,000
Depreciation on other property	635,000	754,000	868,000
Collection and asset impairment provisions	377,000	(639,000)	(1,092,000)
Deferred income taxes	367,000	(287,000)	1,620,000
Debt extinguishments discounts			(870,000)
Originations of notes and direct finance leases receivables	(18,987,000)	(22,668,000)	(22,109,000)
Proceeds from:
Sale or discounting of notes and leases receivables	6,018,000	7,727,000	5,235,000
Collections on notes and direct finance leases receivables	12,155,000	22,081,000	20,220,000
Gain on sale of financial assets	(387,000)	(532,000)	(343,000)
Changes in operating assets and liabilities:
Accounts receivable	6,952,000	(232,000)	1,913,000
Equipment held for sale or lease	1,322,000	2,047,000	1,332,000
Accounts payable and accrued expenses	7,461,000	12,091,000	1,246,000
Customer deposits	1,239,000	1,620,000	(3,248,000)
Other, net	663,000	(1,236,000)	(1,825,000)

Net cash provided by continuing operating activities	$38,105,000	$29,004,000	$13,316,000

Loss from discontinued operations, net of income tax benefit		$(3,269,000)	$(1,297,000)
Deferred income taxes		(1,558,000)	(1,078,000)
Collection and asset impairment provisions		823,000	549,000
Depreciation on other property		66,000	78,000
Amortization of intangibles			258,000
Write-off of amounts invested in discontinued operations		2,370,000

Net cash used by discontinued operating activities		$(1,568,000)	$(1,490,000)

Cash paid during the year for:
Interest	$9,314,000	$7,823,000	$8,422,000
Income taxes	36,599	350,000
Significant non-cash financing and investing activities:
Note payable extinguished with disposition of capital lease	$12,732,000
Equipment sold to lessee, paid for after year end		$7,609,000
Leases of equipment previously held for sale or lease			$900,000
Operating leases converted to direct finance leases upon exercise of purchase options			18,511,000
Exchange of notes receivable, direct finance leases and equipment under operating leases for business acquired			2,277,000
Liabilities incurred for purchase of website			750,000

14. QUARTERLY RESULTS (UNAUDITED):

        The following table sets forth selected historical operating results for each quarter of 2003 and 2002. The quarterly information is unaudited but, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented:

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$9,435,000	$9,841,000	$14,299,000	$11,660,000
Income taxes	146,000	103,000	106,000	49,000
Net income	260,000	182,000	187,000	30,000
Net income per share, basic and diluted	0.07	0.05	0.05	0.01
Total originations	31,500,000	42,600,000	31,200,000	23,400,000
	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$9,433,000	$8,783,000	$7,348,000	$14,763,000
Income taxes	(349,000)	(20,000)	16,000	(175,000)
Income (loss) from continuing operations	(481,000)	(29,000)	24,000	(624,000)
Loss from discontinued operations	(1,392,000)	(484,000)	(348,000)	(1,045,000)
Net loss	(1,873,000)	(513,000)	(324,000)	(1,669,000)
Per share, basic and diluted:
Income (loss) from continuing operations	(0.13)	(0.01)	0.01	(0.16)
Loss from discontinued operations	(0.37)	(0.13)	(0.10)	(0.28)
Net loss	(0.50)	(0.14)	(0.09)	(0.44)
Total originations	9,500,000	20,400,000	7,600,000	14,300,000

        The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely. During 2003 and 2002, management refined its estimates of income taxes in the fourth quarter.

PDS Gaming Corporation and Subsidiaries
SCHEDULE II—VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
Years Ended December 31, 2003, 2002, and 2001
(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses(1)	Charged to other accounts	Deductions	Balance at end of year
Year ended December 31, 2003:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,095	$218	$—	$(1,302)	$11

Allowance for obsolescence (deducted from equipment held for sale or lease)	$739	$159	$421	$(480)	$839

Allowance for impairment (deducted from equipment under operating lease)	$—	$360	$—	$(317)	$43

Year ended December 31, 2002:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,067	$126	$—	$(98)	$1,095

Allowance for obsolescence (deducted from equipment held for sale or lease)	$583	$634	$176	$(654)	$739

Year ended December 31, 2001:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,697	$651	$—	$(1,281)	$1,067

Allowance for obsolescence (deducted from equipment held for sale or lease)	$199	$1,082	$—	$(698)	$583

Allowance for impairment (deducted from equipment under operating leases)	$297	$239	$—	$(536)	$—

(1)
Including amounts charged to discontinued operations in 2002 and 2001.

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
REPORT OF INDEPENDENT ACCOUNTANTS
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
PDS GAMING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
PDS GAMING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS