Form 10-Q
period 2004-03-31
PDS GAMING CORP
filed 2004-05-17
CIK 921438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding as of May 6, 2004
Common Stock, $.01 par value	3,812,222

PDS GAMING CORPORATION AND SUBSIDIARIES

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Cash and cash equivalents	$2,446,000	$2,042,000
Restricted cash	2,276,000	10,886,000
Notes, accounts and leases receivable, net of allowances	27,823,000	21,798,000
Equipment under operating leases, net	87,103,000	77,922,000
Equipment held for sale or lease	2,376,000	1,984,000
Other assets, net	8,095,000	9,201,000
	$130,119,000	$123,833,000
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Equipment vendors payable	$2,675,000	$21,767,000
Accounts payable	236,000	311,000
Customer deposits	5,038,000	4,678,000
Notes payable	103,158,000	77,643,000
Subordinated debt	6,000,000	5,562,000
Accrued expenses and other	4,029,000	5,056,000
	121,136,000	115,017,000
Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,812,222 and 3,806,222 shares issued and outstanding	38,000	38,000
Additional paid-in capital	11,828,000	11,819,000
Deficit	(2,883,000)	(3,041,000)
	8,983,000	8,816,000
	$130,119,000	$123,833,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2004	2003
REVENUES:
Equipment sales and sales-type leases	$7,619,000	$1,905,000
Operating lease rentals	8,769,000	5,405,000
Finance income	797,000	986,000
Fee income	138,000	976,000
Casino	25,000	163,000
	17,348,000	9,435,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	6,641,000	1,600,000
Depreciation on leased equipment	5,908,000	3,775,000
Interest	3,193,000	2,233,000
Casino	240,000	311,000
Selling, general and administrative	1,005,000	918,000
Depreciation and amortization on other property	96,000	192,000
	17,083,000	9,029,000
Income before income taxes	265,000	406,000
Income taxes	107,000	146,000
Net income	$158,000	$260,000
Earnings per share—basic and diluted	$0.04	$0.07
Weighted average shares outstanding:
Basic	3,806,000	3,802,000
Diluted	3,928,000	3,802,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(14,100,000)	$12,282,000
INVESTING ACTIVITIES:
Purchase of equipment for leasing	(20,762,000)	(12,675,000)
Decrease (increase) in restricted cash	8,610,000	(1,021,000)
Proceeds from sale of equipment under operating leases	742,000
Purchase of fixed assets	(48,000)	(50,000)
Net cash used in investing activities	(11,458,000)	(13,746,000)
FINANCING ACTIVITIES:
Proceeds from borrowings	62,946,000	13,366,000
Repayment of borrowings	(31,431,000)	(10,361,000)
Repayment of subordinated debt	(5,562,000)
Proceeds from issuance of common stock	9,000	3,000
Net cash provided by financing activities	25,962,000	3,008,000
CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	404,000	1,544,000
Cash and cash equivalents at beginning of period	2,042,000	115,000
Cash and cash equivalents at end of period	$2,446,000	$1,659,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”), previously filed with the Securities and Exchange Commission.

The balance sheet information at December 31, 2003 was derived from the audited financial statements included in the Company’s 2003 Form 10-K.

Certain amounts as previously reported have been reclassified to conform to the current year presentation.

2.   STOCK OPTION PLANS:

The Company has two stock option plans, the 1993 Stock Option Plan and the 2002 Stock Option Plan. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plans. Based on the related circumstances, no compensation expense has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”), therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended March 31
	2004	2003
Reported net income	$158,000	$260,000
Reported earnings per share—basic and diluted	0.04	0.07
Adjustment to compensation expense for stock-based awards, net of tax	48,000	114,000
Pro forma net income	110,000	146,000
Pro forma earnings per share—basic and diluted	0.03	0.04

The weighted-average fair value of each stock option included in the preceding pro forma disclosures was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

PDS GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2004	December 31, 2003
Lines of credit with a maximum aggregate balance of $17,237,000 bearing interest at rates from 5.00% to 10.50%, secured by related investment in leases, equipment held for sale or lease and other assets	$10,869,000	$9,151,000
Equipment notes bearing interest at rates from 0% to 18.00%, secured by related investment in leases:
Recourse	15,606,000	12,216,000
Non-recourse	77,420,000	56,978,000
	103,895,000	78,345,000
Unamortized loan discounts	(737,000)	(702,000)
	$103,158,000	$77,643,000

4.   CONTINGENCY

In February 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by the management group consisting of Johan P. Finley, the Company’s Chairman and Chief Executive Officer, Lona M.B. Finley, the Company’s Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company’s President, Treasurer and Chief Financial Officer (collectively, the “Management Group”), to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock not already owned by the Management Group. In April 2004, the Company announced that it had entered into a definitive Agreement and Plan of Merger (the “Plan”) relating to the proposal of the Management Group, and that its Board of Directors and the Special Committee of the Board, composed of the Company’s three independent directors, unanimously approved the Plan, which was signed by the Company and by the acquisition vehicle formed by the members of the Management Group.

The consummation of the management buyout transaction contemplated by the Plan is subject to the satisfaction of a number of conditions, including, without limitation, approval of such transaction by a majority of the Company’s shares not owned by the Management Group, the procuring of all necessary consents of the Company’s commercial lenders, the securing of required approvals from all gaming regulatory agencies, the obtaining by the Management Group of the necessary financing, and the receipt by the Company of a favorable fairness opinion from an investment bank.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the business of leasing and other financing of gaming equipment and remarketing previously leased gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed (or registered, as the case may be) in the states of Nevada, New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi and New Mexico to provide this financing alternative. In early 2001, the Company received a nonrestricted gaming license to operate The Gambler, now known as Rocky’s Casino and Sports Bar (“Rocky’s”), in Reno, Nevada. Due to continuing operating losses, the Company sought and was granted approval from the Nevada Gaming Control Board to temporarily cease operations at Rocky’s effective January 31, 2004. Prior to that time, Rocky’s was licensed to operate 180 slot machines. The Company is evaluating its future alternatives for Rocky’s, which include sale, lease or joint venture of the property.

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

The Company’s operating results are also subject to quarterly fluctuations resulting from a variety of other factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, direct finance leases and notes receivable, (ii) changes in the gaming industry which affect the demand for used gaming devices sold by the Company at lease termination, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company’s bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

The following is a summary of what management believes are the critical accounting estimates and policies of the Company. The application of these policies, in some cases, requires the Company’s management to make subjective judgments regarding the effect of matters that are inherently uncertain. See Note 1, “Summary of Significant Accounting Policies,” to the Company’s Consolidated Financial Statements included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, previously filed with the Securities and Exchange Commission, for a more detailed discussion of the Company’s accounting policies.

Balance Sheet Presentation.   The Company prepares its balance sheet in an unclassified format, as is customary in its industry, because the working capital concept is not particularly meaningful for its business.

Revenue and Cost Recognition.   The Company records revenue primarily in accordance with SFAS No. 13, Accounting for Leases,and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, along with other related guidance under generally accepted accounting principles and other applicable regulatory guidance.

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

Allowances For Collection and Other Losses.   An allowance for losses is maintained at levels determined by the Company’s management to adequately provide for collection losses and any other-than-temporary declines in other asset values. In determining losses, the Company’s management considers economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Management reviews the Company’s assets on a quarterly basis to determine the adequacy of the allowances for losses.

RESULTS OF OPERATIONS

The Company reported net income of $158,000 or $0.04 per diluted share in the first quarter 2004 compared to net income of $260,000 or $0.07 per diluted share in the first quarter 2003. The Company completed $28.8 million in originations in the first quarter 2004 compared with $31.5 million in the first quarter 2003. Originations in the first quarter 2004 included $24.4 million, or 84.7%, sourced through two customers. Originations in the first quarter 2003 included $28.1 million, or 89.2%, sourced through a single, different customer.

Total revenues and the mix of revenues and related costs for the comparable periods varied significantly, but this variability is not unusual given the nature of the Company’s operations. Revenues in the first quarter 2004 totaled $17.3 million compared to $9.4 million in the year-earlier quarter, an increase of $7.9 million. This increase reflects higher levels of revenues from equipment sales and sales-type leases and operating lease rentals.

Revenues from equipment sales and sales-type leases totaled $7.6 million in the first quarter 2004 compared to $1.9 million in the year-earlier quarter, and are summarized as follows:

	March 31, 2004	March 31, 2003	Increase (Decrease)
Sales-type lease revenues, representing sales of equipment coming off lease	$6,490,000		$6,490,000
Sales of equipment coming off lease	504,000	$109,000	395,000
Sales of equipment from inventory	494,000	1,688,000	(1,194,000)
Retail sales of gaming equipment and merchandise	131,000	108,000	23,000
	$7,619,000	$1,905,000	$5,714,000

Costs of equipment sales and sales-type leases totaled $6.6 million and $1.6 million in the quarters ended March 31, 2004 and 2003, respectively. Changes in margin result from a number of factors, including variations in supply and demand in the markets served by the Company.

Rental revenues from operating leases increased by $3.4 million, or 63%, to $8.8 million in the first quarter 2004 from $5.4 million in the year-earlier quarter as a result of the Company’s significantly larger portfolio of operating leases, in relation to other leases, in the current year. This portfolio increased to an average of $82.5 million in the first quarter 2004 from $46.7 million in the year-earlier period, primarily as a result of the Company’s aggressive sales efforts. Related depreciation increased to $5.9 million from $3.8 million for the quarters ended March 31, 2004 and 2003, respectively.

Finance income primarily represents interest income earned from notes and direct finance leases receivable, and decreased to $797,000 in the first quarter 2004 from $986,000 in the year-earlier quarter. This decrease reflects the fact that the Company’s portfolio of notes and direct finance leases receivable has declined in size during the past year.

Fee income decreased to $138,000 in the first quarter 2004 from $976,000 in the year-earlier quarter. Fee income has historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of the subsequent sale of notes receivable and direct finance leases

Interest expense totaled $3.2 million in the first quarter 2004 compared to $2.2 million in the first quarter 2003. This increase results from higher average debt levels, resulting primarily from new originations, and a higher weighted average cost of funds in the first quarter 2004 compared to the first quarter 2003. The weighted average cost of funds, which includes the amortization of capitalized loan costs, increased to 13.3% in the first quarter 2004 from 12.7% in the first quarter 2003 due to market factors.

Selling, general and administrative expenses increased to $1.0 million in the first quarter 2004 from $918,000 in the year-earlier quarter. The increase of $87,000 is primarily the result of increased payroll and related expenses of $214,000 and increased litigation costs of $95,000, partially offset by increased document fees received of $137,000 and decreased consulting costs of $82,000.

The estimated effective income tax rate was 40% in the first quarter 2004 and 36% in the first quarter 2003. In both periods, the estimated effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had $6.4 million in availability on lines of credit, $2.4 million in cash and cash equivalents and restricted cash of $2.3 million. The funds necessary to support the Company’s activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries. Payments under the Company’s borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings. The Company manages its portfolio to optimize concentration among customers and geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

Equipment vendors payable at March 31, 2004 was $2.7 million. Amounts due equipment vendors are generally settled with the proceeds of borrowings utilizing the underlying leases and related equipment as collateral.

In February 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by the management group consisting of Johan P. Finley, the Company’s Chairman and Chief Executive Officer, Lona M.B. Finley, the Company’s Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company’s President, Treasurer and Chief Financial Officer (collectively, the “Management Group”) to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock not already owned by the Management Group. Under the terms of the letter of intent, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees. During the year ended December 31, 2003, $729,000 of such costs were paid from general corporate funds. Transaction costs paid in the first quarter 2004 were not significant. Management estimates that remaining such costs will be in the range of $200,000 to $300,000, with said costs being paid from general corporate funds.

On February 6, 2004, the Company announced the receipt of a financing commitment from Cochran Road, LLC, a New York-based lender (“Cochran”), in the maximum amount of $9.5 million. Of the funds available, the Company has drawn $6.0 million as of March 31, 2004. The funds drawn have been used for the redemption of the Company’s outstanding 10% and 12% Senior Subordinated Notes at par and working capital. At the time of redemption of the Senior Subordinated Notes, in March 2004, the outstanding principal balance of the notes was $5.5 million, of which $3.3 million was due in July 2004. The Company drew the remaining $3.5 million of the financing commitment in April 2004.

Also on February 6, 2004, the Company announced that the Management Group had received a financing commitment from Cochran in a maximum principal amount of $5.5 million. The proceeds from this financing are intended to be used to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock not already owned by the Management Group.

CASH FLOW

During the first quarter 2004, cash used in operating activities totaled $14.1 million compared to cash provided by operating activities of $12.3 million in the first quarter 2003. The decrease in cash provided by operating activities of $26.4 million primarily reflects an increase in the paydowns of accounts and equipment vendors payable of $18.7 million and a decrease in the collections of accounts receivable of $7.3 million.

The Company’s investing activities used net cash of $11.4 million during the first quarter 2004, compared to $13.7 million during the first quarter 2003.  The decrease of $2.3 million in net cash used in investing activities resulted primarily from a decrease of $9.6 million in restricted cash, offset, in part, by an increase of $8.1 million in the purchases of equipment to be placed under operating leases, which were $20.8 million in the first three months 2004 and $12.7 million in the first three months 2003. The increase in the purchases of equipment to be placed under operating leases reflects the Company’s emphasis on originating operating leases rather than notes and direct finance leases.

The Company’s financing activities provided $26.0 million in net cash during the first quarter 2004, compared to $3.0 million during the first quarter 2003. The increase of $23.0 million in net cash provided by financing activities was due primarily to an increase of $49.6 million in proceeds from borrowings, offset, in part, by an increase of $26.6 million in repayments of borrowings.

At March 31, 2004, total borrowings were $109.2 million, compared to $83.2 million at December 31, 2003. At March 31, 2004, the Company’s revolving credit and working capital facilities aggregated approximately $17.2 million at interest rates ranging from 5.00% to 10.50%. Advances under these agreements aggregated approximately $10.9 million at March 31, 2004. The Company’s current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

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

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,”  “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; new legislation, regulations, and court decisions that could impact Native American Gaming; competition the Company faces or may face in the future; the effects of the proposed going private transaction; uncertainty of market acceptance of the Company’s products and services; uncertainties regarding the disposition of Rocky’s; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the inability of the Company to continue to obtain adequate financing on acceptable terms; the inability of the Company to recover its investment in gaming equipment leased under operating leases; the risk of default by the Company’s customers with respect to its financing transactions; the Company’s dependence on key employees; potential fluctuations in the Company’s quarterly results; general economic and business conditions and other factors detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the first quarter 2004. This evaluation was done with the participation of the Company’s Chief Executive Officer and the Company’s President, Treasurer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Exhibit Number	Description

10.1	Agreement and Plan of Merger, dated as of April 14, 2004 by and among the Registrant, PDS Holding Co., LLC and PDS Acquisition Sub, LLC
31.1	Certification by Johan P. Finley pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350
31.2	Certification by Peter D. Cleary pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350

b)              Reports on Form 8-K. A Form 8-K was filed on January 22, 2004 to report the announcement that the Company would be closing Rocky’s at midnight on Saturday, January 31, 2004. A Form 8-K was filed on February 6, 2004 to report the announcement that (i) the Company had received a financing commitment from Cochran in a maximum principal amount of $9.5 million, and (ii) the Management Group had received a financing commitment from Cochran in a maximum principal amount of $5.5 million. A Form 8-K was filed on April 2, 2004 announcing the Company’s earnings for the fourth quarter and year ended December 31, 2003. A Form 8-K was filed on April 23, 2004 to report  the announcement that the Company had entered into a definitive Agreement and Plan of Merger relating to the proposal of the Management Group to acquire all of the outstanding stock of the Company not already owned by them. There were no other reports on Form 8-K during the period from March 31, 2004 to the filing date of this Quarterly Report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS GAMING CORPORATION
Dated: May 17, 2004	By:	/s/ Peter D. Cleary
President, Treasurer and Chief Financial Officer
(a duly authorized officer)