Form 10-Q
period 2004-06-30
PDS GAMING CORP
filed 2004-08-13
CIK 921438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding as of August 2, 2004
Common Stock, $.01 par value	3,812,222

PDS GAMING CORPORATION AND SUBSIDIARIES
INDEX

PART I—OTHER INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Cash and cash equivalents	$784,000	$2,042,000
Restricted cash	4,182,000	10,886,000
Notes, accounts and leases receivable, net of allowances	38,509,000	21,798,000
Equipment under operating leases, net	91,759,000	77,922,000
Equipment held for sale or lease	1,420,000	1,984,000
Other assets, net	8,744,000	9,201,000
	$145,398,000	$123,833,000
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Equipment vendors payable	$5,146,000	$21,767,000
Accounts payable	306,000	311,000
Customer deposits	5,491,000	4,678,000
Notes payable	111,374,000	77,643,000
Subordinated debt	9,511,000	5,562,000
Accrued expenses and other	4,401,000	5,056,000
	136,229,000	115,017,000
Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 3,812,222 and 3,806,222 shares issued and outstanding	38,000	38,000
Additional paid-in capital	11,828,000	11,819,000
Deficit	(2,697,000)	(3,041,000)
	9,169,000	8,816,000
	$145,398,000	$123,833,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2004	2003
REVENUES:
Equipment sales and sales-type leases	$10,378,000	$1,594,000
Operating lease rentals	8,628,000	6,137,000
Finance income	996,000	1,216,000
Fee income	156,000	668,000
Casino		226,000
	20,158,000	9,841,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	8,935,000	1,394,000
Depreciation on leased equipment	5,621,000	4,390,000
Interest	3,806,000	2,405,000
Casino	45,000	331,000
Selling, general and administrative	1,394,000	849,000
Depreciation and amortization on other property	49,000	187,000
	19,850,000	9,556,000
Income before income taxes	308,000	285,000
Income taxes	122,000	103,000
Net income	$186,000	$182,000
Earnings per share—basic and diluted	$0.05	$0.05
Weighted average shares outstanding:
Basic	3,812,000	3,804,000
Diluted	3,821,000	3,805,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2004	2003
REVENUES:
Equipment sales and sales-type leases	$17,997,000	$3,499,000
Operating lease rentals	17,397,000	11,542,000
Finance income	1,793,000	2,202,000
Fee income	294,000	1,643,000
Casino	25,000	389,000
	37,506,000	19,275,000
COSTS AND EXPENSES:
Equipment sales and sales-type leases	15,576,000	2,994,000
Depreciation on leased equipment	11,529,000	8,165,000
Interest	6,999,000	4,637,000
Casino	285,000	642,000
Selling, general and administrative	2,399,000	1,766,000
Depreciation and amortization on other property	145,000	379,000
	36,933,000	18,583,000
Income before income taxes	573,000	692,000
Income taxes	229,000	249,000
Net income	$344,000	$443,000
Earnings per share—basic and diluted	$0.09	$0.12
Weighted average shares outstanding:
Basic	3,810,000	3,803,000
Diluted	3,819,000	3,804,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net cash used in operating activities	$(7,088,000)	$(1,706,000)
INVESTING ACTIVITIES:
Purchase of equipment for leasing	(38,630,000)	(13,890,000)
Decrease (increase) in restricted cash	6,704,000	(1,021,000)
Proceeds from sale of equipment under operating leases	190,000	50,000
Other	(49,000)	(55,000)
Net cash used in investing activities	(31,785,000)	(14,916,000)
FINANCING ACTIVITIES:
Proceeds from borrowings	91,528,000	32,162,000
Proceeds from borrowings of subordinated debt	9,500,000
Repayment of borrowings	(57,860,000)	(13,961,000)
Repayment of subordinated debt	(5,562,000)	(500,000)
Proceeds from issuance of common stock	9,000	5,000
Net cash provided by financing activities	37,615,000	17,706,000
CHANGE IN CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(1,258,000)	1,084,000
Cash and cash equivalents at beginning of period	2,042,000	115,000
Cash and cash equivalents at end of period	$784,000	$1,199,000

See notes to consolidated financial statements.

PDS GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the consolidated financial statements of PDS Gaming Corporation (the “Company”), and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”), previously filed with the Securities and Exchange Commission, from which the balance sheet information at December 31, 2003 was derived.

Certain amounts as previously reported have been reclassified to conform to the current presentation.

2.   STOCK OPTION PLANS:

The Company has two stock option plans, the 1993 Stock Option Plan and the 2002 Stock Option Plan. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plans. Based on the related circumstances, no compensation expense has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Reported net income	$186,000	$182,000	$344,000	$443,000
Reported earnings per share—basic and diluted	0.05	0.05	0.09	0.12
Adjustment to compensation expense for stock-based awards, net of tax	12,000	41,000	24,000	81,000
Pro forma net income	174,000	141,000	320,000	362,000
Pro forma earnings per share—basic and diluted	0.05	0.04	0.08	0.10

The weighted-average fair value of each stock option included in the preceding pro forma disclosures was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

PDS GAMING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2004	December 31, 2003
Lines of credit with a maximum aggregate balance of $15,697,000 bearing interest at rates from 5.25% to 10.50%, secured by related investment in leases, equipment held for sale or lease and other assets	$9,011,000	$9,151,000
Equipment notes bearing interest at rates from 0% to 15.00%, secured by related investment in leases:
Recourse	12,594,000	12,216,000
Non-recourse	90,361,000	56,978,000
	111,966,000	78,345,000
Unamortized loan discounts	(592,000)	(702,000)
	$111,374,000	$77,643,000

4.   CONTINGENCY

In February 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by the management group consisting of Johan P. Finley, the Company’s Chairman and Chief Executive Officer, Lona M.B. Finley, the Company’s Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company’s President, Treasurer and Chief Financial Officer (collectively, the “Management Group”), to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock not already owned by the Management Group. In April 2004, the Company announced that it had entered into a definitive Agreement and Plan of Merger (the “Plan”) with PDS Holding Co., LLC, an entity controlled by the Management Group (“PDSH”) relating to the proposal of the Management Group, and that its Board of Directors and the Special Committee of the Board, composed of the Company’s three independent directors, unanimously approved the Plan.

The consummation of the management buyout transaction contemplated by the Plan is subject to the satisfaction of a number of conditions, including, without limitation, approval of such transaction by a majority of the Company’s outstanding shares and by a majority of the Company’s outstanding shares not owned by the Management Group, the truthfulness of the Company’s representations and warranties, the absence of a material breach of the Company’s and PDSH’s respective obligations, the exercise of dissenter’s rights by less than 5% of the Company’s outstanding shares, the procuring of all necessary consents of the Company’s commercial lenders and the securing of required approvals from all gaming regulatory agencies.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the business of leasing and other financing of gaming equipment and remarketing previously leased gaming devices to casino operators. The gaming equipment financed by the Company consists mainly of slot machines, video gaming machines and other gaming devices. In addition, the Company finances furniture, fixtures and other gaming-related equipment, including gaming tables and chairs, restaurant and hotel furniture, vehicles, security and surveillance equipment, computers and other office equipment. The Company believes it is currently the only independent leasing company licensed (or registered, as the case may be) in the states of Nevada, New Jersey, California, Colorado, Illinois, Indiana, Iowa, Minnesota, Mississippi and New Mexico to provide this financing alternative. In early 2001, the Company received a nonrestricted gaming license from the Nevada Gaming Commission to operate The Gambler, now known as Rocky’s Casino and Sports Bar (“Rocky’s”), in Reno, Nevada. Due to continuing operating losses, the Company sought and was granted approval from the Nevada Gaming Control Board to temporarily cease operations at Rocky’s effective January 31, 2004. Prior to that time, Rocky’s was licensed to operate 180 slot machines. The Company is evaluating its future alternatives for Rocky’s, which include sale, lease or joint venture of the property.

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

The Company’s operating results are also subject to quarterly fluctuations resulting from a variety of other factors, including, but not limited to, (i) variations in the mix of financing transactions between operating leases, notes receivable and leases receivable, (ii) changes in the gaming industry which affect the demand for used gaming devices sold by the Company at lease termination, and (iii) economic conditions, in which a detrimental change can cause customers to delay new investments and increase the Company’s bad debt exposure, and reduce the level of fee income obtained through the sale of leases or financing transactions.

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

Allowances For Collection and Other Losses.   Allowances for losses are maintained at levels determined by the Company’s management to adequately provide for collection losses and any other-than-temporary declines in other asset values. In determining estimated losses, the Company’s management considers economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated net realizable value of the asset. Asset charge-offs are recorded upon the disposition of the underlying assets. Management reviews the Company’s assets on a quarterly basis to determine the adequacy of the allowances for losses.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003

The Company reported net income of $186,000 or $0.05 per diluted share in the second quarter 2004 compared to net income of $182,000 or $0.05 per diluted share in the second quarter 2003. The Company completed $30.4 million in originations in the second quarter 2004 compared with $42.6 million in the second quarter 2003. Originations in the second quarter 2004 included $21.6 million sourced through two customers. Originations in the second quarter 2003 included $23.0 million sourced through a single customer. Included in this amount was a $20.8 million note syndicated by the Company, of which $1.0 million was retained by the Company for its portfolio.

Total revenues and the mix of revenues and related costs for the comparable periods varied significantly, but this variability is not unusual given the nature of the Company’s operations. Revenues in the second quarter 2004 totaled $20.2 million compared to $9.8 million in the year-earlier quarter, an increase of $10.4 million. This increase reflects higher levels of revenues from equipment sales and sales-type leases and operating lease rentals.

Revenues from equipment sales and sales-type leases are summarized as follows:

	June 30, 2004	June 30, 2003	Increase (Decrease)
Sales-type lease revenues, representing sales of equipment at the inception of a lease in which a dealer’s profit or loss is recognized	$9,652,000	$85,000	$9,567,000
Sales of equipment from inventory	596,000	1,142,000	(546,000)
Sales of equipment coming off lease		250,000	(250,000)
Retail sales of gaming equipment and merchandise	130,000	117,000	13,000
	$10,378,000	$1,594,000	$8,784,000

The increase in sales-type lease revenues of $9.6 million is primarily the result of a lessee purchasing leased equipment, which had previously been under operating leases. The Company is financing the purchase of the equipment by the customer via sales-type leases.

Costs of equipment sales and sales-type leases totaled $8.9 million and $1.4 million in the quarters ended June 30, 2004 and 2003, respectively. The increase in costs corresponds to the increase in revenues from equipment sales and sales-type leases. Changes in margin, which were 14% in the second quarter 2004 and 13% in the second quarter 2003, result from a number of factors, including variations in supply and demand in the markets served by the Company.

Rental revenues from operating leases increased by $2.5 million, or 41%, to $8.6 million in the second quarter 2004 from $6.1 million in the year-earlier quarter as a result of the Company’s significantly larger portfolio of operating leases, in relation to other leases, in the current year. This portfolio increased to an average of $89.4 million in the second quarter 2004 from $55.7 million in the year-earlier period as a result of the Company’s aggressive sales efforts. Related depreciation increased to $5.6 million from $4.4 million for the quarters ended June 30, 2004 and 2003, respectively.

Finance income primarily represents interest income earned from notes and leases receivable, and decreased by 18% to $1.0 million in the second quarter 2004 from $1.2 million in the year-earlier quarter.

This decrease reflects the declining percentage of the Company’s new originations that have resulted in notes and leases receivable.

Fee income decreased by 77% to $156,000 in the second quarter 2004 from $668,000 in the year-earlier quarter. Fee income has historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of the subsequent sale of notes and leases receivable.

Interest expense totaled $3.8 million in the second quarter 2004 compared to $2.4 million in the second quarter 2003, an increase of 58%. This increase results from higher average debt levels, resulting primarily from new originations, and a higher weighted average cost of funds in the second quarter 2004 compared to the second quarter 2003. The weighted average cost of funds, which includes the amortization of capitalized loan costs, increased to 13.2% in the second quarter 2004 from 12.1% in the second quarter 2003 due to market factors.

Selling, general and administrative expenses increased by 64% to $1.4 million in the second quarter 2004 from $849,000 in the year-earlier quarter. Included in the increase of $545,000 is $320,000 in costs relating to taking the Company private.

The estimated effective income tax rate was 40% in the second quarter 2004 as compared to 36% in the second quarter 2003. In both periods, the estimated effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

Six months ended June 30, 2004 and 2003

The Company reported net income of $344,000 or $0.09 per diluted share for the six months ended June 30, 2004 compared to net income of $443,000 or $0.12 per diluted share for the six months ended June 30, 2003. The Company completed $59.4 million in originations in the six months ended June 30, 2004 compared with $74.1 million in the six months ended June 30, 2003. Originations in the current year included $46.1 million sourced through three customers. Originations in the prior year included $51.1 million sourced through two customers.

Revenues in the six months ended June 30, 2004 totaled $37.5 million compared to $19.3 million in the year-earlier period, an increase of $18.2 million or 95%. This increase reflects higher levels of revenues from equipment sales and sales-type leases and operating lease rentals.

Revenues from equipment sales and sales-type leases totaled $18.0 million in the six months ended June 30, 2004 compared to $3.5 million in the year-earlier period, and are summarized as follows:

	June 30, 2004	June 30, 2003	Increase (Decrease)
Sales-type lease revenues, representing sales of equipment at the inception of a lease in which a dealer’s profit or loss is recognized	$16,142,000	$1,108,000	$15,034,000
Sales of equipment from inventory	1,089,000	1,806,000	(717,000)
Sales of equipment coming off lease	504,000	360,000	144,000
Retail sales of gaming equipment and merchandise	262,000	225,000	37,000
	$17,997,000	$3,499,000	$14,498,000

The increase in sales-type lease revenues of $15.0 million is primarily the result of a lessee purchasing leased equipment, which had previously been under operating leases. The Company is financing the purchase of the equipment by the customer via sales-type leases.

Costs of equipment sales and sales-type leases totaled $15.6 million and $3.0 million in the six months ended June 30, 2004 and 2003, respectively. The increase in costs corresponds to the increase in revenues from equipment sales and sales-type leases. Changes in margin, which were 13% in the six months ended June 30, 2004 and 17% in the year-earlier period, result from a number of factors, including variations in supply and demand in the markets served by the Company.

Rental revenues from operating leases increased by $5.9 million, or 51%, to $17.4 million in the six months ended June 30, 2004 from $11.5 million in the year-earlier period as a result of the Company’s significantly larger portfolio of operating leases, in relation to other leases, in the current year. This portfolio increased to an average of $86.0 million in the six months ended June 30, 2004 from $51.2 million in the year-earlier period as a result of the Company’s aggressive sales efforts. Related depreciation increased to $11.5 million from $8.2 million in the six months ended June 30, 2004 and 2003, respectively.

Finance income decreased by 19% to $1.8 million in the six months ended June 30, 2004 from $2.2 million in the year-earlier period. This decrease reflects the fact that the Company’s portfolio of notes and leases receivable has declined between the two periods as a declining percentage of the Company’s new originations have resulted in notes and leases receivable.

Fee income decreased by 82% to $294,000 in the six months ended June 30, 2004 from $1.6 million in the year-earlier quarter. Fee income has historically fluctuated due to the timing of completion of large financing transactions, as well as the timing of the subsequent sale of notes and leases receivable.

Interest expense totaled $7.0 million in the six months ended June 30, 2004 compared to $4.6 million in the year-earlier period. This increase of 51% results from higher average debt levels, resulting primarily from new originations, and a higher weighted average cost of funds in the six months ended June 30, 2004 compared to the year-earlier period. The weighted average cost of funds, which includes the amortization of capitalized loan costs, increased to 13.3% in the six months ended June 30, 2004 from 12.4% in the six months ended June 30, 2003 due to market factors.

Selling, general and administrative expenses increased by 36% to $2.4 million in the six months ended June 30, 2004 from $1.8 million in the year-earlier period. The increase of $633,000 is primarily the result of $320,000 in costs relating to taking the Company private and $267,000 in increased payroll and related expenses.

The estimated effective income tax rate was 40% in the six months ended June 30, 2004 as compared to 36% in the year-earlier period. In both periods, the estimated effective rate was higher than the federal statutory tax rate of 34% due primarily to state income taxes and permanent tax differences.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had $6.7 million in availability on lines of credit, $784,000 in cash and cash equivalents and restricted cash of $4.2 million. The funds necessary to support the Company’s activities have been provided by cash flows generated primarily from operating activities and various forms of recourse and non-recourse borrowings from banks, financial institutions and financial intermediaries. Payments under the Company’s borrowings and the maturities of its borrowings are typically structured to match the payments under the leases and notes collateralizing the borrowings. The Company manages its portfolio to optimize concentration among customers and geographic markets. To achieve this goal, it will from time to time sell or externally finance transactions originated, including those held in its investment portfolio. The Company continues to explore other possible sources of capital, however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

Equipment vendors payable at June 30, 2004 was $5.1 million. Amounts due equipment vendors are generally settled with the proceeds of borrowings utilizing the underlying leases and related equipment as collateral.

At June 30, 2004, total borrowings were $120.9 million, compared to $83.2 million at December 31, 2003. At June 30, 2004, the Company’s revolving credit and working capital facilities aggregated approximately $15.7 million outstanding at interest rates ranging from 5.25% to 10.50%. Advances under these agreements aggregated approximately $9.0 million at June 30, 2004. The Company’s current financial resources, including estimated cash flows from operations and the revolving credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital needs. The Company is, from time to time, dependent upon the need to liquidate or externally finance transactions originated and held in its investment portfolio. The Company continues to explore other possible sources of capital; however, there is no assurance that additional capital, if required, can be obtained or will be available on terms acceptable to the Company.

Neither inflation nor interest rate fluctuations are expected to have a significant impact on the Company’s operations or cash flows in the foreseeable future.

In February 2003, the Company announced that it had entered into a letter of intent with respect to a proposal submitted by the management group consisting of Johan P. Finley, the Company’s Chairman and Chief Executive Officer, Lona M.B. Finley, the Company’s Executive Vice President, Secretary and Chief Administrative Officer, and Peter D. Cleary, the Company’s President, Treasurer and Chief Financial Officer (collectively, the “Management Group”) to acquire all of the approximately 69% of the outstanding shares of the Company’s common stock not already owned by the Management Group. Under the terms of the letter of intent, the Company will pay certain fees and costs associated with the transaction, consisting primarily of legal costs and investment banking fees. Management estimates that remaining transaction costs will be in the range of $100,000 to $200,000, with said costs being paid from general corporate funds.

In August 2004, one of the Company’s largest customers announced that it had reached an agreement in principle with a significant portion of the holders of its largest series of bonds to restructure the customer’s public indebtedness and to recapitalize the customer. The announcement indicated the customer intends to implement the transactions through a Chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization. Based upon discussions with the customer, the Company’s management does not believe the Company’s transactions with the customer will be adversely impacted.

CASH FLOW

During the six months ended June 30, 2004, cash used in operating activities totaled $7.1 million compared to cash used in operating activities of $1.7 million in the prior year period. The increase in cash used in operating activities of $5.4 million primarily reflects lower collections of accounts receivable of $7.3 million and increased paydowns of equipment vendors payable of $2.4 million, partially offset by higher originations of notes and leases receivable of $7.9 million.

The Company’s investing activities used net cash of $31.8 million during the six months ended June 30, 2004, compared to $14.9 million in the prior year period. The increase of $16.9 million in net cash used in investing activities resulted primarily from an increase of $24.7 million in the purchases of equipment to be placed under operating leases, which were $38.6 million in the first six months 2004 compared to $13.9 million in the first six months 2003. This increase in purchases of equipment to be placed under operating leases reflects the Company’s emphasis on originating operating leases rather than notes and leases receivable. A decrease in restricted cash of $6.7 million partially reduced the net cash used in investing activities.

The Company’s financing activities provided $37.6 million in net cash during the six months ended June 30, 2004, compared to $17.7 million during the prior year period. The increase of $19.9 million in net cash provided by financing activities was due primarily to an increase of $68.9 million in proceeds from borrowings, offset, substantially, by an increase of $49.0 million in repayments of borrowings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to potential losses arising from adverse changes in market rates and prices, such as interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility.

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

Currency Risk

The Company does not have a significant exposure to foreign currency risk because most of its sales are to customers in the United States and all of its sales to customers in foreign countries are transacted in United States dollars.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the second quarter 2004. This evaluation was done with the participation of the Company’s Chief Executive Officer and the Company’s President, Treasurer and Chief Financial Officer.

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

b)              Reports on Form 8-K. A Form 8-K was filed on April 2, 2004 announcing the Company’s earnings for the fourth quarter and year ended December 31, 2003. A Form 8-K was filed on April 23, 2004 to report the announcement that the Company had entered into a definitive Agreement and Plan of Merger relating to the proposal of the Management Group to acquire all of the outstanding stock of the Company not already owned by them. There were no reports on Form 8-K during the period from June 30, 2004 to the filing date of this Quarterly Report on Form 10-Q.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDS Gaming Corporation
Dated: August 13, 2004	By:	/s/ Peter D. Cleary
President, Treasurer and Chief Financial Officer (a duly authorized officer)